Form 10-K
period 2022-01-29
TJX COMPANIES INC /DE/
filed 2022-03-30
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 29, 2022
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on July 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $82.7 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 1,175,228,119 shares of the registrant’s common stock, $1.00 par value, outstanding as of March 28, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on June 7, 2022 (Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2021 Annual Report to Shareholders contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” and in our 2021 Annual Report to Shareholders under our letter to shareholders and our performance graphs. Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words indicative of the future such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “intend,” “looking forward,” “may,” “plan,” “potential,” “project,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These “forward-looking statements” may relate to such matters as our future actions, future performance or results of current and anticipated sales, expenses, interest rates, foreign exchange rates and results and the outcome of contingencies such as legal proceedings.
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

The TJX Companies, Inc.

PART I
ITEM 1. Business
BUSINESS OVERVIEW
The TJX Companies, Inc. (together with its subsidiaries, “TJX,” the “Company,” “we,” or “our”) is the leading off-price apparel and home fashions retailer in the United States and worldwide. We have nearly 4,700 stores and five distinctive branded e-commerce sites that offer a rapidly changing assortment of quality, fashionable, brand name and designer merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day.
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
During fiscal 2022, our business operations continued to be impacted by the COVID-19 pandemic. In addition to the temporary closures and reopenings of some of our stores, the pandemic has led to continued modifications of our operations, and has had an impact on our results of operations, financial position and liquidity, as well as consumer behavior. See Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations below for more information.
In this report, fiscal 2022 means the fiscal year ended January 29, 2022; fiscal 2021 means the fiscal year ended January 30, 2021 and fiscal 2020 means the fiscal year ended February 1, 2020. Fiscal 2023 means the fiscal year ending January 28, 2023. Unless otherwise indicated, all store information in this Item 1 is as of January 29, 2022, and references to store square footage are to gross square feet.
Our Businesses
We operate our business in four main segments: Marmaxx and HomeGoods, both in the U.S., TJX Canada and TJX International. In addition to our four main segments, we operate the Sierra business. The results of Sierra are included with the Marmaxx segment.
MARMAXX
Our T.J. Maxx and Marshalls chains in the United States (“Marmaxx”) are collectively the largest off-price retailer in the United States with a total of 2,432 stores. We founded T.J. Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear and accessories), home fashions (including home basics, decorative accessories and giftware) and other merchandise. We primarily differentiate T.J. Maxx and Marshalls through different product assortment, including an expanded assortment of jewelry and accessories and a high-end designer section called The Runway at T.J. Maxx and a full line of footwear and a broader men’s offering at Marshalls, as well as varying in-store initiatives. This differentiated shopping experience at T.J. Maxx and Marshalls encourages our customers to shop both chains. Marmaxx currently operates two e-commerce sites, tjmaxx.com, launched in 2013 and marshalls.com, launched in 2019.
Sierra, acquired in 2012 and rebranded from Sierra Trading Post in 2018, is a leading off-price retailer of brand name active and outdoor apparel, footwear, and gear (including sporting goods, snow and water sport, camping, fishing) for the whole family, as well as home fashions and pet. Sierra operates sierra.com and 59 retail stores in the U.S.
HOMEGOODS
Our HomeGoods chain, introduced in 1992, is the leading off-price retailer of home fashions in the U.S. Through its 850 stores and its e-commerce site homegoods.com launched in 2021, HomeGoods offers an eclectic assortment of home fashions, including furniture, rugs, lighting, soft home, decorative accessories, tabletop and cookware as well as expanded pet, kids and gourmet food departments. In 2017, we launched our Homesense chain in the U.S. Our 39 Homesense stores complement HomeGoods, offering a differentiated mix and expanded departments, such as large furniture, ceiling lighting and rugs, as well as a general store and an entertaining marketplace.

TJX CANADA
Our TJX Canada segment operates the Winners, HomeSense and Marshalls chains in Canada. Winners is the leading off-price family apparel and home fashions retailer in Canada and was acquired by TJX in 1990. Winners operates 293 stores, with select stores offering jewelry and some featuring The Runway, a high-end designer department. HomeSense introduced the off-price home fashions concept to Canada in 2001. This chain operates 147 stores and offers an array of home decor, basics, furniture, and seasonal home merchandise. Marshalls, launched in Canada in 2011, operates 106 stores and offers off-price values on family apparel and home fashions. Marshalls has an expanded dress department, and The CUBE, a juniors’ department.
TJX INTERNATIONAL
Our TJX International segment operates the T.K. Maxx and Homesense chains in Europe and the T.K. Maxx chain in Australia. Launched in 1994, T.K. Maxx introduced off-price retail to Europe and remains Europe’s only major brick-and-mortar off-price retailer of apparel and home fashions. With 618 stores in Europe, T.K. Maxx operates in the U.K., Ireland, Germany, Poland, Austria and the Netherlands. Through its stores and its e-commerce site for the U.K., tkmaxx.com, T.K. Maxx offers a merchandise mix similar to T.J. Maxx. We brought the off-price home fashions concept to Europe, opening Homesense in the U.K. in 2008 and in Ireland in 2017. Its 77 stores offer a merchandise mix of home fashions similar to that of HomeGoods in the U.S. and HomeSense in Canada. We acquired Trade Secret in Australia in 2015 and re-branded it under the T.K. Maxx name during 2017. The merchandise offering at T.K. Maxx in Australia's 68 stores is comparable to T.J. Maxx.
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
Opportunistic Buying
As an off-price retailer, our buying practices, which we refer to as opportunistic buying, differentiate us from traditional retailers. Our overall global buying strategy is to acquire merchandise on an ongoing basis that will enable us to offer a desirable and rapidly changing mix of branded, designer and other quality merchandise in our stores at prices below regular prices for comparable merchandise at full-price retailers, including department, specialty, and major online retailers. We seek out and select merchandise from the broad range of opportunities in the market to achieve this end. Our global buying organization, which numbers over 1,200 Associates and has offices across 4 continents in 12 countries, executes this opportunistic buying strategy, buying merchandise from more than 100 countries in a variety of ways, depending on market conditions and other factors.
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

Manufacturers, retailers and other vendors make up our expansive universe of approximately 21,000 vendors, including thousands of new vendors in 2021, across the globe, which provides us substantial and diversified access to merchandise. We have not experienced difficulty in obtaining sufficient quality merchandise for our business in either favorable or difficult retail environments and expect this will continue as we continue to grow. We believe a number of factors provide us excellent access on an ongoing basis to leading branded merchandise and make us an attractive channel for many vendors in the market. We are typically willing to purchase less-than-full assortments of items, styles and sizes as well as quantities ranging from small to very large; we are able to disperse merchandise across our geographically diverse network of stores and to target specific markets; we typically pay promptly according to our payment terms; we generally do not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or return privileges; and we have an excellent credit rating.
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
Customer Service/Shopping Experience
We strategically renovate and upgrade our stores across our retail banners to enhance our customers’ shopping experience and help drive sales. Although we offer a self-service format, we train our store Associates to provide friendly and helpful customer service and seek to staff our stores to deliver a positive shopping experience. We typically offer customer-friendly return policies. We accept a variety of payment methods including cash, credit cards and debit cards. We also offer TJX-branded credit cards in the U.S. through a bank, but do not own the customer receivables.
Distribution
We operate distribution centers encompassing approximately 24 million square feet in six countries. These centers are generally large, and built to suit our specific, off-price business model, with a combination of automated systems and manual processes to manage the variety of merchandise we acquire. We ship substantially all of our merchandise to our stores through a network of distribution centers, fulfillment centers and warehouses as well as shipping centers operated by third parties.

Store Growth
Expansion of our business through the addition of new stores continues to be an important part of our global growth strategy. The following table provides store growth information for our four major segments for the two most recently completed fiscal years, as well as our estimates of the long-term store growth potential of these segments in their current geographies:

	Approximate Average Store Size (square feet)	Number of Stores at Year End		Estimated Store Potential
		Fiscal 2021	Fiscal 2022
Marmaxx:
T.J. Maxx	27,000	1,271	1,284
Marshalls	28,000	1,131	1,148
Total Marmaxx		2,402	2,432	3,000
HomeGoods:
HomeGoods	23,000	821	850
Homesense	27,000	34	39
Total HomeGoods		855	889	1,500
TJX Canada:
Winners	27,000	280	293
HomeSense	23,000	143	147
Marshalls	26,000	102	106
Total TJX Canada		525	546	650
TJX International:
T.K. Maxx (Europe)	28,000	602	618
Homesense (Europe)	19,000	78	77
T.K. Maxx (Australia)	21,000	62	68
Total TJX International		742	763	1,125	(a)
TJX Total(b)		4,572	4,689	6,275
(a)Reflects store growth potential for T.K. Maxx in current geographies and for Homesense in the United Kingdom and Ireland.
(b)Includes 48 Sierra stores in fiscal 2021, and 59 Sierra stores for fiscal 2022. Sierra stores are not included in estimated store potential.
Some of our home fashion stores are co-located with one of our apparel stores in a “combo” or superstore format. We count each of the stores in the combo or superstore format as a separate store.
Competition
The retail apparel and home fashion business is highly competitive. We compete on the basis of numerous factors including brand, fashion, price, quality, selection and freshness; in-store and online shopping experience and service; reputation and store location. We compete with local, regional, national and international department, specialty, off-price, discount, warehouse and outlet stores as well as other retailers that sell apparel, home fashions and other merchandise that we sell, whether in stores, online, or through other media or channels.
Human Capital
As of January 29, 2022, we had approximately 340,000 employees (who we refer to as Associates), many of whom work less than 40 hours per week. Approximately 86% of these Associates worked in our retail stores. We hire thousands of temporary employees each year, particularly during the peak back-to-school and holiday seasons. We offer positions at a variety of levels in our stores, distribution and fulfillment centers, and offices, as well as many opportunities for Associates to grow and advance. Many Associates in our distribution centers in the United States and Canada are covered by collective bargaining agreements and other Associates are members of works councils in Europe. Our large, global workforce supports the execution of our flexible off-price business model, including the timing and frequency of store deliveries and the management of a rapidly changing mix of merchandise in nearly 4,700 retail stores in nine countries and across five distinctive branded e-commerce sites. We believe our Associates are key to our business success, and we have remained committed to prioritizing the health and safety of our Associates and customers throughout the COVID-19 pandemic.

Workplace and Culture
We work to foster a strong, supportive, and inclusive culture so that Associates at TJX feel welcome in the Company, valued for their contributions, and engaged with our business mission. We use defined cultural factors and leadership competencies throughout our global business to express our organizational values, such as personal integrity, relationship-building and collaboration, and respect for our business model, and to promote consistency in leadership development. We have expanded our cultural factors and leadership competencies to include an explicit reference to inclusion and diversity. Our policies and practices, including our open-door philosophy, encourage open and honest communication and engagement with the business. The health and safety of our Associates continued to be a top priority during fiscal 2022, as we continued to manage health and safety protocols to address the evolving pandemic across our global operations and maintained many of our broad-based initiatives during fiscal 2022.
Inclusion and Diversity
We are committed to building a more inclusive and diverse workplace. Our priorities include a focus on three core areas: increasing the representation of diverse talent through our talent pipeline, providing leaders with the tools needed to successfully manage individual differences, and integrating inclusive behaviors, language, and practices throughout the business. Our teams globally are working to support these focus areas with many new programs, including recruitment strategies, mentoring programs, training and education, Associate-led Inclusion and Diversity advisory boards, and additional Associate Resource Groups.
Training and Career Development
We are highly focused on teaching and mentoring to support the career growth and success of our Associates, and we believe these efforts have promoted retention, stability and increased expertise in our workforce. Training happens broadly throughout the organization, from informal mentoring and direct training to a range of career and leadership development programs such as our TJX University for merchandising Associates.
Compensation and Rewards
Our compensation programs are designed to pay our Associates competitively in the market and based on their skills, experience level, qualifications, role, and abilities. Our approach to compensation across the organization reflects our global total rewards principles, which include encouraging teamwork and collaboration, being fair and equitable, and sharing in the success of the Company. For fiscal 2022, we continued our One TJX approach to annual incentive compensation, with all eligible Associates measured against global TJX performance goals. We also paid discretionary bonuses to the vast majority of our Associates, including those in our stores and distribution centers, that recognizes the significant contributions of our workforce.
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
Information appearing on tjx.com is not a part of, and is not incorporated by reference in, this Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of TJX as of March 30, 2022:

Name	Age	Office and Business Experience
Kenneth Canestrari	60	Senior Executive Vice President, Group President since September 2014. President, HomeGoods from 2012 to September 2014. Executive Vice President, Chief Operating Officer, HomeGoods from 2008 until 2012. Various financial positions with TJX from 1988 to 2008.
Scott Goldenberg	68	Senior Executive Vice President and Chief Financial Officer since April 2014; Executive Vice President and Chief Financial Officer from January 2012 to April 2014. Executive Vice President, Finance from June 2009 to January 2012. Senior Vice President, Corporate Controller from 2007 to 2009 and Senior Vice President, Director of Finance, Marmaxx, from 2000 to 2007. Various financial positions with TJX from 1983 to 1988 and 1997 to 2000.
Ernie Herrman	61	Chief Executive Officer since January 2016. Director since October 2015. President since January 2011. Senior Executive Vice President, Group President from August 2008 to January 2011. President, Marmaxx from 2005 to 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since joining in 1989.
Carol Meyrowitz	68	Executive Chairman of the Board since January 2016. Chairman of the Board from June 2015 to January 2016. Chief Executive Officer from January 2007 to January 2016. Director since 2006 and President from 2005 to January 2011. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President, Marmaxx from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004. Various senior management and merchandising positions with Marmaxx and with Chadwick’s of Boston and Hit or Miss, former divisions of TJX, from 1983 to 2001.
Douglas Mizzi	62	Senior Executive Vice President, Group President since February 2018. President, TJX Canada from October 2011 to February 2018. Managing Director T.K. Maxx, UK from April 2010 to October 2011. Executive Vice President, Chief Operating Officer, WMI from February 2006 to April 2010. Senior Vice President, Director of Store Operations, WMI from 2004 to 2006. Various store operations positions with TJX from 1988 to 2004.
Richard Sherr	65	Senior Executive Vice President, Group President since January 2012. President, HomeGoods from 2010 to 2012. Chief Operating Officer, Marmaxx from 2007 until 2010. Various merchandising positions at TJX from 1992 to 2007.
The executive officers hold office until the next annual meeting of the Board in June 2022 and until their successors are elected and qualified.

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
OPERATIONAL AND STRATEGIC RISKS
Our business, financial condition and results of operations have been and are expected to continue to be adversely affected by the impact of the COVID-19 pandemic.
The COVID-19 pandemic has had, and is continuing to have, a significant impact on our business, financial condition and results of operations. Many governments and private entities have issued various restrictions at different points in time since the emergence and spread of COVID-19 worldwide, including, for example, travel restrictions, restrictions on public gatherings, limitations on business operations, mask mandates, vaccination requirements, stay at home orders and advisories and quarantining protocols. For a period in fiscal 2021 during the first major peak of the COVID-19 outbreak, all of our stores, online businesses and distribution centers were temporarily closed, during which time we were unable to generate sales, though we continued to incur expenses. In response to the COVID-19 pandemic we also implemented new practices and protocols in our operations, including enhanced cleaning protocols, occupancy limitations and additional health and safety protocols that resulted in additional payroll and continued or increased expenses while potentially impacting sales opportunities. Many stores have had, and in the future may again have, additional temporary closures or be subject to additional restrictions, further adversely impacting customer traffic and sales opportunities. For example, as of March 25, 2022, certain countries in Europe remained subject to COVID-19-related shopping restrictions. In addition, market conditions and the impact of the pandemic on the global economy and global supply chain have impacted and may continue to impact the financial viability or business operations of some of our suppliers and transportation or logistics providers, which has interrupted and increased costs for, and may in the future interrupt and further increase costs for, our supply chain, and could require additional changes to our operations. We expect that our operations will continue to be impacted by the effects of the COVID-19 pandemic as it continues to evolve. The extent of the impact will depend in part on future developments that are difficult to predict, including the continued severity and spread of the virus and the success of prevention, treatment and containment efforts globally. The COVID-19 pandemic has also required and may continue to require us to make decisions that may be considered controversial about precautionary measures, such as requiring vaccinations, proof of vaccinations and face coverings, that could impact our results, including by impacting our brand reputation, our Associate retention and satisfaction, and the willingness of customers to shop our stores.
Further, it remains difficult to predict with certainty the full impact of COVID-19 on the broader economy and how consumer behavior may change, and whether such changes are temporary or permanent (whether during the pandemic or possibly in a post-pandemic epidemic or endemic phase). Levels of our customers’ spending at our stores and consumer discretionary spending more generally may be impacted by the ongoing pandemic and its impact on the economy. Social distancing, telecommunicating and reductions in travel may become more typical and replace past patterns. In addition, the pandemic and related factors may have changed or change our Associates’ willingness or ability to staff our stores and distribution centers or otherwise continue employment as a result of health concerns, economic pressures or otherwise. All of these conditions could impact the way our Associates work, affect our company culture and reputation and could have continuing adverse effects on our business, financial condition and results of operations.
Failure to execute our opportunistic buying strategy and successfully manage our inventory could adversely affect our results.
Key elements of our off-price business strategy, including opportunistic buying, operating with lean inventory levels and frequent inventory turns, subject us to risks. If we do not obtain the right merchandise at the right times, in the right quantities, at the right prices and in the right mix, our customer traffic and our sales, margins and other financial results could be adversely affected.
Our opportunistic buying strategy places considerable discretion with our merchants. They typically buy throughout the year, with much of our merchandise purchased for the current or immediately upcoming season. Our merchants are expected to effectively react to rapidly changing opportunities and trends in the market, to assess the desirability and value of merchandise and to generally make determinations of how and what we source as well as when and from where we source it. If they do not make assessments accurately or otherwise cannot execute our strategy in an effective or timely way, our customer traffic and our sales, margins and other financial results could be adversely affected. If our merchandise is not generally purchased at prices sufficiently below prices paid by conventional retailers, we may not be able to maintain an adequate overall pricing differential to full-price retailers, including department, specialty and major online retailers, at various times or in some reporting segments, banners, product categories or geographies.

In addition, to respond to customer demand and effectively manage pricing and markdowns, we need to appropriately allocate and deliver merchandise to our stores, maintain an appropriate mix and level of inventory in each store and be flexible in our allocation of floor space at our stores among product categories. We also base our inventory purchases, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to take markdowns on excess or slow-moving inventory, or we may have insufficient inventory to meet customer demand, either of which could adversely affect our financial performance.
The ongoing COVID-19 pandemic has impacted, and may continue to impact, execution of our opportunistic buying strategy and inventory management. Our ability to allocate, deliver and maintain our preferred mix and level of inventory has been impacted by temporary store closures and global supply chain disruptions, including, for example, by increasing competition for limited shipping capacity and by other operational and market changes related to the global pandemic.
Failure to identify consumer trends and preferences, or to otherwise meet customer demand or expectations, in new or existing markets or channels could negatively impact our performance.
As our success depends on our ability to meet customer demand and expectations, we work to identify consumer trends and preferences on an ongoing basis and to offer inventory and shopping experiences that meet those trends and preferences. However, we may not do so effectively and/or on a timely basis across our diverse merchandise categories and in each of the many markets in the U.S., Canada, Europe and Australia in which we do business. Trends and preferences in markets may differ from what we anticipate and could change rapidly. Although our business model allows us greater flexibility than many traditional retailers to meet consumer product preferences and trends (for example, by expanding and contracting merchandise categories in response to consumers’ changing tastes), we may not successfully do so, which could impact inventory turns, customer traffic and sales and add difficulty in attracting new customers, retaining existing customers, and encouraging frequent customer visits, which could adversely affect our results.
Customers may also have expectations about how they shop in stores or through e-commerce or more generally engage with businesses across different channels (for example, through various digital platforms). These expectations may vary both across and within demographics and geographies and may evolve rapidly or be impacted by external factors, such as the COVID-19 pandemic’s impact on consumers’ shopping habits as well as their expectations for our stores, including health and safety protocols. Meeting these expectations effectively generally involves identifying the right opportunities and making the right investments at the right time and with the right speed, among other things, and failure to do so may impact our financial results.
We operate in highly competitive markets, and we may not be able to compete effectively.
The retail apparel and home fashion businesses are highly competitive. We compete on the basis of various factors affecting value (which we define as the combination of brand, fashion, price and quality), merchandise selection and freshness; banner name recognition and appeal; both in-store and online service and shopping experience; convenience; and store location. We compete with local, regional, national and international retailers that sell apparel, home fashions and other merchandise that we sell, including retailers that operate through stores, e-commerce and/or other media or channels. Some of our competitors are larger than we are or have more experience in selling certain product lines or through certain channels than we do. New competitors frequently enter the market. Additionally, existing competitors may enter or increase their presence in markets in which we operate, consolidate with other retailers, expand their merchandise offerings, expand their e-commerce capabilities and/or add new sales channels or change their pricing strategies. Consumer e-commerce spending has been increasing over the past few years. E-commerce may continue to increase, while our business is primarily in brick and mortar stores. If we fail to compete effectively, our sales and results of operations could be adversely affected.
If we fail to successfully implement our marketing efforts and these marketing efforts are not successful in driving expected traffic to our stores or if our competitors’ marketing programs are more effective than ours, our revenue or results of operations may be adversely affected.
Customer traffic and demand for our merchandise may be influenced by our marketing efforts. Although we use marketing to drive customer traffic through various media including television, radio, print, outdoor, digital/social media, email, mobile and direct mail, some of our competitors may expend more for their marketing programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Further, we may not effectively develop or implement strategies with respect to rapidly evolving digital communication channels. If our marketing efforts are not as successful or cost effective as anticipated, our revenue and results of operations could be adversely affected.

Failure to continue to expand our business successfully could adversely affect our financial results
Our growth strategy includes successfully expanding within our current markets and/or into new geographic regions, product lines and channels, including e-commerce, and, as appropriate, adding new businesses, whether by development, investment or acquisition. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may fail to meet our financial performance expectations generally or within certain markets or divisions, and/or may be required to increase or decrease investments, slow our planned growth or close stores or operations. Even if a particular market has high commercial vacancies, if we are not able to find and lease appropriate real estate on attractive terms in the locations where we seek to open brick and mortar stores, or, for example, if new stores do not perform as well as we anticipated, we may need to change our planned growth in those markets.
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
Our substantial size can make it challenging to run our complex operations effectively and to manage suitable internal resources and third-party providers with appropriate oversight to support our business effectively, including for administration, systems (including information technology systems), merchandising, sourcing, store operations, distribution, logistics and compliance. The large size and scale of our operations, our multiple banners and locations across the U.S., Canada, Europe and Australia, and the autonomy afforded to the banners in some aspects of the business also increase the risk that our systems, controls, practices and policies may not be implemented effectively or consistently throughout our company, that information may not be appropriately shared across our operations, and that our marketing and communications strategies may lack cohesion. The size and scale of our business also creates challenges in effectively managing, training, retaining and engaging a large, disparate workforce. These challenges may be exacerbated if a portion of our workforce is working remotely for all or part of their time, as started to be the case during fiscal 2021, or is unable to work on site or is temporarily furloughed, as was the case in recent years. If we are unable to manage our size and scale effectively, our results of operations may be adversely affected.
We source our merchandise globally, which subjects us to risks, including when moving merchandise internationally.
We are subject to various risks of sourcing merchandise, particularly from other countries, including risks related to moving merchandise internationally. Many of the products sold in our stores are sourced by our vendors and, to a lesser extent, by us, in locations, particularly China, India and southeastern Asia, different from the country in which they will be sold. Where we are the importer of record, we may be subject to regulatory or other requirements, including those similar to requirements imposed upon the manufacturer of such products. Risks related to sourcing merchandise include:
–problems in third-party distribution and warehousing, logistics, transportation and other supply chain interruptions;
–potential disruptions in manufacturing and supply;
–transport availability, capacity and costs;
–information technology challenges;
–changes in duties, tariffs, trade restrictions, sanctions, quotas and voluntary export restrictions on imported merchandise, including, for example, additional trade requirements resulting from “Brexit,” the U.K.’s withdrawal from the European Union; tariffs and border adjustment taxes; changes to the United States Mexico Canada Agreement (the successor to the North American Free Trade Agreement) or successor or other trade agreements;
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
–concerns about human rights, working conditions and other labor rights and conditions in countries where merchandise is produced or materials are sourced, such as concerns related to treatment of the Uyghur population in the Xinjiang province of China;
–concerns about transparent sourcing and supply chains;
–currency exchange rates and financial or economic instability; and
–political, military, or other disruptions in countries from, to or through which merchandise is imported, including in Ukraine and Russia.
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
Our results and profitability could be adversely affected by labor costs, including wage, pension, health and other costs, or other challenges from our large workforce.
Our Associates are key to supporting our business and operations effectively, and increased labor costs put pressure on our operating expenses, which could adversely affect our financial results. We have a large workforce, and our ability to meet our labor needs and control labor costs is subject to various external factors such as minimum wage laws and benefits requirements; market pressures, including prevailing wage rates and benefit levels, unemployment levels and competition for labor from other industries; changing demographics and workforce trends; economic conditions, including inflation; interest rate changes; actuarial assumptions and methods; the costs of providing and managing retirement, health and other employee benefits, including health and insurance costs; and a dynamic regulatory and policy environment, including with respect to COVID-19 related mandates and protocols, health care, immigration, labor, employment, pension and other employee benefits, and taxes. Any of these factors could increase our labor costs (and the labor costs of our service providers, which could be passed on to us). Increased labor costs may adversely affect our results of operations. In addition, when wage rates or benefit levels have increased in particular markets, increasing our wages or benefits has and may continue to increase expenses and impact our earnings. Conversely, failing to offer competitive wages or benefits could adversely affect our ability to attract or retain sufficient or quality Associates, causing our customer service or performance to suffer.
Additionally, many Associates in our distribution centers are members of unions. We are subject to the risk of labor actions of various kinds, including work stoppages, as well as risks and potential material expenses associated with multiemployer plans, including from pension plan underfunding, benefit cuts, increased contribution or funding requirements, changes in plan terms, withdrawal liability, increased premium costs, conditions imposed under any governmental assistance programs or insolvency of other participating employers or governmental insurance programs. Certain of our Associates in Europe are members of works councils, which may subject us to additional requirements, actions or expense.
Failure to employ quality Associates in appropriate numbers and to retain key Associates and management could adversely affect our performance.
We need to employ capable, engaged Associates for our stores and distribution centers in large numbers, and for other areas of our business, including information technology functions. We must constantly recruit new Associates to fill entry level and part-time positions with high rates of turnover and at times find seasonal talent in sufficient numbers. The availability and skill of Associates may differ across markets in which we do business and in new markets we enter, and we may be unable to meet or manage our labor needs effectively. In addition, due to the ongoing COVID-19 pandemic and economic conditions, we have faced and may continue to face additional challenges in recruiting sufficient talent due to shifts in the labor market, wage pressures and competition, and health and safety concerns, among other factors, as well as the challenges in engaging, overseeing and training those Associates who would typically work from our offices, most of whom have worked primarily remotely since March 2020 and continue to work primarily remotely.

Our performance also depends on recruiting, hiring, developing, training and retaining talented Associates in key areas such as buying and management. Similar to other retailers, we face challenges in securing and retaining sufficient talent in management and other key areas for many reasons, including competition for talent in the retail industry, from other industries, and in various geographic markets. In addition, because of the distinctive nature of our off-price model, we must provide significant internal training and development for key Associates across the Company, including within our buying organization, and continue to adapt to doing so remotely for the most part, and must effectively manage succession planning. If we do not effectively attract qualified individuals, train them in our business model, support their development, engage them in our business, and retain them in sufficient numbers and at appropriate levels of the organization, our growth could be limited, and the successful execution of our business model could be adversely affected.
Compromises of our data security, disruptions in our information technology systems, or failure to satisfy the information technology needs of our business could result in material loss or liability, materially impact our operating results or materially harm our reputation.
Our business depends on our information technology (“IT”) systems, which collect and process information of customers, Associates and other persons, as well as information of our business and of our suppliers, service providers and other third parties. We rely heavily on IT systems, including those operated and maintained by our suppliers, service providers and other third parties, to manage all key aspects of our business, including: planning; purchasing; sales, including point-of-sale processing and e-commerce; supply chain management; inventory management; human resources; financial management; communications; information security; and legal and regulatory compliance. This reliance requires us to accurately anticipate our current and future IT needs and successfully develop, implement and maintain appropriate systems, as well as effective disaster recovery plans for such systems. Our ongoing operations and successful growth are dependent on doing so, as well as on the ongoing integrity, security and consistent operations of these systems, including related back-up systems.
As is common in the retail industry, our IT systems, as well as those of our suppliers, service providers and other third parties whose information technology systems we utilize directly or indirectly, are targeted by attempts to access or obtain personal or sensitive information, attempts at monetary theft, and attempts to disrupt business. These attempts could include use of malware, ransomware, phishing, social engineering, denial-of-service attacks, exploitation of system vulnerabilities or misconfigurations, employee malfeasance, digital and physical payment card skimmers, account takeovers and other forms of cyber-attacks. These attempts continue to increase in sophistication, heightening the risk of compromise or disruption. While certain of these attempts have resulted in data security incidents, the unauthorized intrusion into our network discovered late in 2006 is the only such data security incident to date that has been material to the results of our operations. Our IT systems and those of our suppliers, service providers and other third parties also may be damaged or disrupted, or personal or sensitive information compromised, from a number of other causes, including power outages, system failures, catastrophic events or Associate or contractor error. Such damage, disruption or compromise could materially impair our ability to operate our business or otherwise result in material impacts on our operating results.
Changes in the business landscape and the increase of remote working for our Associates, service providers and other third parties have the potential to increase the likelihood of system damage or disruption and increase the risk of a data security compromise. These factors have led to additional mitigation strategies and investments across our IT Security workforce, technologies and processes. In addition, the global regulatory environment surrounding information security and privacy is increasingly demanding, and data security compromises and disruptions in our IT systems could result in regulatory enforcement actions, class actions, contract liability or other forms of material legal liability. Any successful compromise or disruption of our IT systems, or other compromise of the information of our customers, Associates or other persons that we collect, could result in material reputational harm and impact our customers’ willingness to shop in our stores or online and/or our suppliers’, service providers’ or other third parties’ willingness to do business with us.
We maintain policies, procedures and controls designed to reduce the risks of data security compromises and IT failures or disruptions, but such controls cannot fully eliminate such risks and may fail to operate as intended or be circumvented. These policies, procedures and controls also require costly and ongoing investment in technologies, hiring, training and compliance.
There is also a risk of material business disruption, liability and reputational damage associated with ongoing actions intended to update, enhance, modify or replace our systems and infrastructure, including from not accurately capturing and maintaining data, efficiently testing and implementing changes, realizing the expected benefit of the change and managing the potential disruption of the actions and diversion of internal teams’ attention as the changes are implemented.

Damage to our corporate reputation or those of our retail banners could adversely affect our sales and operating results.
Our relationships with our customers and our reputation are based, in part, on perceptions of subjective qualities. Incidents involving us, our retail banners, our executives and other Associates, our board of directors, our policies and practices, our third-party providers, our vendors and others within our supply chain, the merchandise and brands, including our licensed or owned brands, that we sell, our investments, in regions where we have operations or investments, our partners and our industry more generally that erode trust or confidence could adversely affect our reputation and thereby impact our business, particularly if the incidents result in rapid or significant adverse publicity, protest, litigation or governmental inquiry. Information on such incidents that is publicized through traditional or digital media platforms, including social media, websites, blogs and other forums that facilitate rapid, broad communications to an audience of consumers and other interested persons, may adversely affect our reputation and brand, even if the information is inaccurate, incomplete or unverified. Similarly, challenges or reactions to action (or inaction), or perceived action (or inaction), by our company to crises, including the Russian invasion of Ukraine or a public health crisis like the COVID-19 pandemic, or on issues like corporate responsibility, responsible sourcing, environmental sustainability, climate change, inclusion and diversity, racial justice and equity, human rights, politics and lobbying, privacy, merchandising, product safety, compensation and benefits, workplace environment, labor compliance, workforce reductions or other employment actions, or other sensitive topics, and any perceived lack of transparency about such matters, could harm our reputation, particularly as expectations of corporate action and of companies’ responsibilities in areas related to environmental, social and governance (“ESG”) issues have changed and may continue to change.
This kind of reputational damage could occur locally or globally and could impact our company or our individual retail banners. Damage to the reputation of our company and our banners could result in declines in customer loyalty and sales; affect our vendor relationships and/or business development opportunities; limit our ability to attract and retain quality Associates; divert the attention and resources of management, including to respond to inquiries or additional regulatory scrutiny; and otherwise adversely affect our financial results.
We depend upon strong cash flows from our operations to supply capital to fund our operations, growth, stock repurchases and dividends and interest and debt repayment.
Our business depends upon our operations continuing to generate strong cash flow to supply capital to support our general operating activities, to fund our growth and our return of cash to stockholders through our stock repurchase programs and dividends, and to pay our interest and debt repayments. If we are unable to generate sufficient cash flows or to repatriate cash from our international operations in a manner that is cost effective, our growth plans, capital expenditures, operating expenses and financial performance, including our earnings per share, could be adversely affected. Changes in the capital and credit markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to these potential sources of liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and maintaining strong credit ratings. We borrow on occasion to finance our activities and if financing were not available to us in adequate amounts and on appropriate terms when needed, it could also adversely affect our financial performance.
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
Our operating results have fluctuated from quarter to quarter at points in the past, including varying significantly from past quarters in recent years, and may do so again in the future. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our stock price may decline (as it did at times during fiscal 2021), and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors. We maintain a forecasting process that seeks to plan sales and align expenses. If we do not control costs or appropriately adjust costs to actual results, or if actual results differ significantly from our forecast, our financial performance could be adversely affected. In addition, if we suspend our buyback program, as we did during fiscal 2021, or if we have an active buyback program and are repurchasing shares but do not repurchase the number of shares we contemplated pursuant to our stock repurchase programs, or if we reduce or suspend our dividend distributions, as we did for part of fiscal 2021, our earnings per share may be adversely affected.
If we engage in mergers or acquisitions or investments in new businesses, or divest, close or consolidate any of our current businesses, our business could be subject to additional risks.
We may acquire new businesses (as we have in the past with our Australia business and with Sierra), invest in other businesses (as we did with our minority investment interest in privately held Familia, a Russian off-price apparel and home fashions retailer, in fiscal 2020) or enter into joint ventures with other businesses, develop new businesses internally (as with Homesense, our additional U.S. home store concept launched in fiscal 2018), launch or expand e-commerce platforms (as we did in fiscal 2022 with homegoods.com, a HomeGoods e-commerce business), and divest (as we plan to do with our Familia interest), close or consolidate businesses. Furthermore, we may not be able to strategically divest certain assets or investments due to developments outside of our control. Failure to execute on mergers, acquisitions, investments, divestitures, closings and consolidations in a satisfactory manner could adversely affect our future results of operations and financial condition. Acquisition, investment or divestiture activities may divert attention of management from operating the existing businesses, and we may not effectively evaluate target companies, investments or investment partners or assess the risks, benefits and costs of buying, investing in or closing businesses or of the integration or attendant risks of acquired businesses or investments, all of which can be difficult, time-consuming and dilutive. These activities may not meet our performance and other expectations and may expose us to unexpected or greater-than-expected costs, liabilities and risks, including, for example, from changes in law, market conditions, the retail industry or political conditions. In addition, we recorded intangible assets and goodwill and the value of the tradenames in connection with our last acquisitions and may similarly do so in the future in connection with other acquisitions. If we are unable to realize the anticipated benefits from acquisitions or investments, we may be required to impair some or all of the goodwill associated with an acquisition or investment, which would adversely impact our results of operations and balance sheet, such as with an impairment charge. For example, in connection with the ongoing conflict between Russia and Ukraine, we announced our intention to divest our ownership interest in Familia. Depending on how and when that divestment occurs, we may not recover the full value of our investment. Divestitures, closings and consolidations could involve risks such as significant costs and obligations of closure, including exposure on leases, owned real estate and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law as a result of the disposition or as a result of the credit risk of an acquirer. We anticipate that we may recognize an investment loss or be required to record an impairment charge in connection with our planned divestiture of Familia.
Our large number of real estate leases, which generally obligate us for long periods, subject us to potential financial risk.
We lease virtually all of our store locations and either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with leasing and owning real estate, which can adversely affect our financial results. While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate most of our leases if or when we would like to do so. If we decide or are required to permanently close stores, we are typically required to continue to perform obligations under the applicable leases, which generally include, among other things, paying rent and operating expenses for the balance of the lease term or paying to exercise rights to terminate, and the performance of any of these obligations may be significant. When we assign leases to third parties, or if we sell or close a business, we can remain liable on the lease obligations for the balance of the term and we are contingently liable if the assignee does not perform (as was the case with some of our former operations). We also remain primarily liable if we sublease space to a third party. In addition, when the lease terms for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially reasonable terms or at all, which could cause us to permanently close stores or to relocate stores within a market on less favorable terms or in a less favorable location.

Failure to protect our inventory or other assets from loss and theft may impact our financial results.
Risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail business. Loss may be caused by error or misconduct of Associates, customers, vendors or other third parties including through organized retail crime and professional theft. Our inability to effectively prevent and/or minimize the loss or theft of assets, or to effectively reduce the impact of those losses, could adversely affect our financial performance.
EXTERNAL AND ECONOMIC RISKS
Economic conditions on a global level or in particular markets, geopolitical uncertainty, and other factors creating uncertainty and instability may adversely affect consumer confidence and discretionary spending, which could affect our financial performance.
Consumer confidence and discretionary spending can be affected by various economic conditions, both on a global level and in particular markets, that can, in turn, affect our business or the retail industry generally. These factors include, among others, inflation and deflation; actual or perceived declines in consumer purchasing power; economic recession; unemployment levels; availability of disposable income and actual and perceived wealth; health care costs; costs of oil, gas and other commodities; interest rates and tax rates and related policies; weakness in the housing market and housing costs; volatility in capital markets; and credit availability.
Similarly, in addition to the impact of regulatory or policy changes, regulatory volatility or uncertainty, including in areas such as international trade, including U.S. tariff policies; challenges presented by implementation following Brexit, as well as threats or occurrences of war (including Russia’s invasion of Ukraine), terrorism, pandemics or epidemics (such as the ongoing COVID-19 pandemic), supply chain disruptions, geopolitical instability or uncertainty and political or social unrest and/or conflict (locally or across regions) may have significant effects on consumer confidence and spending that can in turn, affect our financial results and impact the retail industry generally. These conditions and factors also shift trends in consumer spending that could affect our business. Although we believe our flexible off-price model helps us react to such changes, they may adversely affect our sales, cash flows, merchandise orders and results of operations and performance.
Changes in economic conditions, on a global level or in particular markets, may adversely affect our sources of liquidity and costs of capital and increase our financial exposure, and our strategies for managing these financial risks may not be effective or sufficient.
Global financial markets can experience volatility, disruption and credit contraction, which could adversely affect global economic conditions. Changes in economic conditions could adversely affect sources of liquidity available to us or our costs of capital, including through capital markets. In particular, prolonged volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic and Russia’s invasion of Ukraine could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all, and impede our ability to comply with debt covenants. In addition, changes in economic conditions could adversely affect plan asset values and investment performance, and increase our pension liabilities, expenses and funding requirements and other related financial exposure with respect to company-sponsored and multiemployer pension plans. Our strategies for managing these financial risks and exposures may not be effective or sufficient or may expose us to risk.
Our results may be adversely affected by serious disruptions, catastrophic events or public health crises.
Natural or other disasters, such as hurricanes, tornadoes, floods, earthquakes and other extreme weather; climate conditions; public health issues, such as pandemics and epidemics (such as the ongoing COVID-19 pandemic); fires or explosions; acts of war (such as Russia’s invasion of Ukraine); domestic or foreign terrorism or other acts of violence, including riots or active shooter situations; or cyberterrorism, nation-state cyber-attacks, or other cyber events could disrupt our operations in a number of ways, including by causing injury or serious harm to our Associates, including when traveling on business, or customers; severely damaging or destroying one or more of our stores, distribution facilities, data centers or office facilities, or could disrupt the operations of, or require the closure of, one or more of our vendors or other parts of our supply chain located in the affected areas. Day-to-day operations, including our ability to receive products from our vendors or third-party service providers or transport products to our stores or to our e-commerce customers could be adversely affected, transportation to and from our stores (by customers or Associates) could be limited, or we could temporarily close stores or distribution centers in the affected areas or in areas served by affected distribution centers for a short or extended period of time (as with closures of our stores and other facilities at various times due to the COVID-19 pandemic).

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
Energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline. An increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. Although we typically enter into derivative instruments designed to manage a portion of our transportation costs (a hedging strategy), any such strategy may not be effective or sufficient and could result in increased operating costs. Increased regulation related to environmental costs, including cap and trade, carbon taxes or other emissions management systems could also adversely affect our costs of doing business, including utility, transportation and logistics costs. Shortages or disruptions, including from increased demand and other factors, impacting transportation within our supply chain also negatively impacts our cost of business. For example, in recent years, increased freight costs related to labor, equipment and capacity shortages involving freight hauling, as well as other factors, had an adverse impact on our margins. In fiscal 2023, we anticipate that the conflict in Ukraine and related sanctions on Russia may impact fuel resources and operations of third parties along our supply chain such that our inventory flow and financial performance may be negatively impacted. Similarly, other commodity prices can fluctuate dramatically. Such increases can impact the cost of merchandise, which could adversely affect our performance through potentially reduced consumer demand or reduced margins.
Adverse or unseasonable weather may adversely affect our sales and operating results.
Adverse or unseasonable weather, such as storms, severe cold or heat or unseasonable temperatures (even if not extreme) may affect customers’ buying patterns and willingness to shop at all or in certain categories we offer, particularly in apparel and seasonal merchandise, which could impact our sales, customer satisfaction with our stores and our markdowns. As a result, our business could be adversely affected.
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
Additionally, we routinely enter into inventory-related derivative instruments (a hedging strategy) to mitigate the impact of currency exchange rates on merchandise margins resulting from merchandise purchases by our segments denominated in currencies other than their local currencies. These mitigation strategies may not be effective or sufficient. In addition, in accordance with GAAP, we evaluate the fair value of these derivative instruments and make mark-to-market adjustments at the end of each accounting period. These adjustments are of a much greater magnitude when there is significant volatility in currency exchange rates and may have a significant impact on our earnings.
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
–health, welfare and safety requirements, including vaccination and/or testing requirements, such as those implemented and proposed in connection with the COVID-19 pandemic;
–import/export, supply chain, social compliance, trade restrictions and logistics, including resulting from changes to requirements or policies from the outcome of Brexit or the Uyghur Forced Labor Act;
–climate change, energy and waste;
–consumer protection, product safety and product compliance;
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

Quality, safety or other issues with merchandise we buy and sell could impact our reputation, sales and financial results.
Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we import, transport and sell to consumers. Regulations and standards in this area, including federal regulations related to the U.S. Consumer Product Safety Improvement Act of 2008 and the U.S. Food Safety Modernization Act, state regulations like California’s Proposition 65, and similar legislation in other countries in which we operate, impose restrictions and requirements on the merchandise we buy and sell. These regulations change from time to time, and new national, state, provincial or local regulations in the U.S. and other countries that may affect our business are contemplated and enacted with some regularity. We rely on our vendors to provide quality merchandise that complies with applicable laws, as well as our vendor code of conduct that requires our merchandise vendors to ensure the products they sell to us comply with all applicable laws and regulations. However, our vendors may not comply with such obligations. If we or our merchandise vendors are unable or fail to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to existing or new merchandise categories or in new geographies, we could incur significant fines or penalties or we could have to curtail some aspects of our sales or operations, which could have an adverse effect on our financial results. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor these obligations to an extent we consider sufficient or at all. In certain circumstances, we may bear some responsibility for compliance with applicable product safety laws, labeling requirements and other applicable laws. In addition, failure to comply with, or the perception that we have failed to comply with, other social compliance, product, labor and/or environmental standards or monitoring practices, which continue to evolve, related to the products we sell could subject us reputational harm and impact our financial results.
Concerns or issues with the quality, safety and sourcing of merchandise, particularly with products subject to increased levels of regulation or inquiry, or the authenticity of merchandise, regardless of whether unverified or not our fault, could result in regulatory, civil or criminal fines or penalties, litigation or reputational harm, any of which could have an adverse effect on our financial results.
Tax matters could adversely affect our results of operations and financial condition.
We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our effective income tax rate and future tax liability could be adversely affected by numerous factors including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory income tax rates and higher than anticipated in countries with higher statutory income tax rates, changes in income tax rates, changes in transfer pricing, changes in the valuation of deferred tax assets and liabilities, changes in applicable tax legislation (including proposed legislation in the Build Back Better Act), regulations, treaties and other guidance, and changes in accounting principles and interpretations relating to tax matters, any of which could adversely impact our results of operations and financial condition in future periods. The U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) significantly revised the previous federal income tax code. Additional interpretive guidance has been and will continue to be issued with respect to the 2017 Tax Act, and such guidance may be different from our interpretation and thus adversely affect our results. In addition, it is uncertain if and to what extent various states will conform to the 2017 Tax Act, which could also impact our tax obligations. Significant judgment is required in evaluating and estimating our worldwide provision and accruals for taxes, and actual results may differ from our estimations.
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

STORE LOCATIONS
Stores are operated in the following locations at the end of fiscal 2022 and counts include both banners within a combo or a superstore:

United States	Marmaxx(a)	Sierra	HomeGoods(a)	Total
Alabama	33	—	9	42
Arizona	37	—	14	51
Arkansas	18	—	5	23
California	269	—	96	365
Colorado	30	8	12	50
Connecticut	51	1	20	72
Delaware	8	—	6	14
District of Columbia	7	—	—	7
Florida	196	—	75	271
Georgia	87	—	31	118
Hawaii	8	—	—	8
Idaho	9	1	2	12
Illinois	99	4	33	136
Indiana	41	—	10	51
Iowa	17	—	6	23
Kansas	17	—	7	24
Kentucky	23	—	7	30
Louisiana	29	—	10	39
Maine	12	1	3	16
Maryland	56	1	24	81
Massachusetts	109	2	41	152
Michigan	71	4	22	97
Minnesota	35	7	15	57
Mississippi	16	—	5	21
Missouri	37	—	12	49
Montana	6	—	1	7
Nebraska	10	1	5	16
Nevada	20	1	7	28
New Hampshire	26	5	14	45
New Jersey	92	4	53	149
New Mexico	10	—	3	13
New York	169	2	63	234
North Carolina	66	—	23	89
North Dakota	6	—	2	8
Ohio	86	1	25	112
Oklahoma	19	—	5	24
Oregon	24	3	8	35
Pennsylvania	96	1	37	134
Puerto Rico	29	—	6	35
Rhode Island	12	—	6	18
South Carolina	36	—	12	48
South Dakota	3	—	1	4
Tennessee	48	—	16	64
Texas	170	—	61	231
Utah	19	2	8	29
Vermont	7	1	1	9
Virginia	68	2	30	100
Washington	41	2	17	60
West Virginia	11	—	4	15
Wisconsin	38	3	16	57
Wyoming	5	2	—	7
Total Stores	2,432	59	889	3,380
(a)Marmaxx operates T.J. Maxx and Marshalls. HomeGoods operates HomeGoods and Homesense.

Canada	Winners	HomeSense	Marshalls	Total
Alberta	42	21	17	80
British Columbia	40	22	9	71
Manitoba	9	5	5	19
New Brunswick	4	3	4	11
Newfoundland	3	2	2	7
Nova Scotia	11	3	2	16
Ontario	125	66	49	240
Prince Edward Island	1	1	—	2
Quebec	52	21	15	88
Saskatchewan	6	3	3	12
Total Stores	293	147	106	546

Europe	T.K. Maxx	Homesense	Total
United Kingdom	352	75	427
Republic of Ireland	27	2	29
Germany	163	—	163
Poland	49	—	49
Austria	14	—	14
The Netherlands	13	—	13
Total Stores	618	77	695

Australia	T.K. Maxx
Australian Capital Territory	4
New South Wales	21
Queensland	24
Victoria	18
South Australia	1
Total Stores	68
DISTRIBUTION CENTERS
The following is a summary of our primary owned and leased distribution and fulfillment centers as of January 29, 2022. Square footage information for the distribution and fulfillment centers represents total “ground cover” of the facility.

Square footage in thousands	Owned (sq/ft)	Count	Leased (sq/ft)	Count	Total (sq/ft)	Total Count
Marmaxx	7,372	8	4,666	8	12,038	16
HomeGoods	4,518	5	1,626	2	6,144	7
Sierra	780	1	742	1	1,522	2
TJX Canada	—	—	2,240	5	2,240	5
TJX International	—	—	2,415	8	2,415	8
Total	12,670	14	11,689	24	24,359	38
OFFICE SPACE
TJX has corporate headquarters in Massachusetts which consists of both owned and leased space. Additionally, we own and lease additional office space throughout the United States and in various countries. As of January 29, 2022, TJX owned and leased a combined 3.2 million square feet of office space, primarily within the United States. Square footage information for office space represents total space owned or leased.

ITEM 3. Legal Proceedings
See Note N—Contingent Obligations, Contingencies, and Commitments of Notes to Consolidated Financial Statements for information on legal proceedings.
ITEM 4. Mine Safety Disclosures
Not applicable.
PART II
ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (Symbol: TJX).
The approximate number of common shareholders of record at January 29, 2022 was 1,984.

INFORMATION ON SHARE REPURCHASES
The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2022 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
October 31, 2021 through November 27, 2021	3,209,011	$70.12	3,209,011	$1,660,688,807
November 28, 2021 through January 1, 2022	6,520,102	$72.85	6,520,102	$1,185,686,217
January 2, 2022 through January 29, 2022	5,480,810	$71.50	5,480,810	$3,793,793,398
Total	15,209,923		15,209,923
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2022, we announced that our Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of our common stock from time to time. Under this program and previously announced programs, we had approximately $3.8 billion available for repurchase as of January 29, 2022.

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
The discussion that follows relates to our 52-week fiscal years ended January 29, 2022 (fiscal 2022), January 30, 2021 (fiscal 2021), February 1, 2020 (fiscal 2020) and January 28, 2023 (fiscal 2023).
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. Discussions of fiscal 2020 items and year-to-year comparisons between fiscal 2021 and fiscal 2020 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended January 30, 2021.
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
RESULTS OF OPERATIONS
Matters Affecting Comparability
The COVID-19 pandemic continued to impact the U.S. and other countries around the world in fiscal 2022. During fiscal 2022, while our stores in the U.S. and all of our e-commerce businesses remained open for the entire period, we did have government-mandated temporary store closures in Europe, Canada and Australia, resulting in our stores being closed in the aggregate for approximately 4% of fiscal 2022. Additionally, intermittently throughout the year, we operated under government-mandated shopping restrictions, including capacity limitations. Stores were temporarily closed for approximately 24% of fiscal 2021 due to temporary closures across all geographies. Overall, our fiscal 2022 results were significantly better than our fiscal 2021 results.
In addition to comparing current year results to fiscal 2021, we may, where meaningful, also compare these results to a comparable period in the fiscal year ended February 1, 2020, prior to the emergence of the pandemic. We believe this additional comparison provides insight into how we are managing the business and performing as compared to our pre-pandemic results.
Highlights of our financial performance for fiscal 2022 include the following:
–Net sales were $48.5 billion, $32.1 billion, and $41.7 billion for fiscal 2022, fiscal 2021, and fiscal 2020, respectively. As of January 29, 2022, the number of stores in operation increased approximately 3% and selling square footage increased 2% compared to the end of fiscal 2021.
–Diluted earnings per share were $2.70 for fiscal 2022, which included a debt extinguishment charge of $0.15 per share, compared to $0.07 for fiscal 2021, which included a debt extinguishment charge of $0.19 per share, and $2.67 for fiscal 2020.
–Pre-tax margin (the ratio of pre-tax income to net sales) was 9.1%, 0.3%, and 10.6% for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.
–A debt extinguishment charge of $0.2 billion reduced fiscal 2022 pre-tax margin by 0.5 percentage points and a debt extinguishment charge of $0.3 billion reduced fiscal 2021 pre-tax margin by 1.0 percentage point.
–Our cost of sales, including buying and occupancy costs, ratio was 71.5%, 76.3%, and 71.5% for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

–Our selling, general and administrative (“SG&A”) expense ratio was 18.7%, 21.8%, and 17.9% for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were up 31% on a reported basis and 32% on a constant currency basis at the end of fiscal 2022 as compared to fiscal 2021, and we were up 3% on both a reported basis and constant currency basis at the end of fiscal 2022 as compared to fiscal 2020.
–During fiscal 2022, we returned $3.4 billion to our shareholders through share repurchases and dividends. A dividend of $0.26 per share was declared in the fourth quarter of fiscal 2022 and paid in March of 2022.
Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales.

	Percentage of Net Sales
	Fiscal 2022	Fiscal 2021	Fiscal 2020
Net sales	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	71.5	76.3	71.5
Selling, general and administrative expenses	18.7	21.8	17.9
Loss on early extinguishment of debt	0.5	1.0	—
Interest expense, net	0.2	0.6	—
Income before income taxes*	9.1%	0.3%	10.6%
*Figures may not foot due to rounding.
Recent Events and Trends
Divestiture of Equity Investment
Subsequent to the fiscal year ended January 29, 2022, given the recent Russian invasion of Ukraine, we committed to divesting our equity ownership in Familia. As of March 2, 2022, Douglas Mizzi and Scott Goldenberg have resigned from their director and observer positions, respectively, on Familia’s board of directors, effective immediately. As a result of this commitment to divest, we may recognize an investment loss of up to $225 million. Prior to divestiture, we may be required to record an impairment charge if the fair value of our investment in Familia declines below its carrying value on our Consolidated Balance Sheets.
In fiscal 2020, we invested $225 million for a 25% non-controlling, minority interest in privately held Familia. Familia, domiciled in Luxembourg, is an off-price retailer of apparel and home fashions with more than 400 stores in Russia. We account for our investment in Familia using the equity method of accounting. As of January 29, 2022, the carrying value of our investment in Familia was $186 million, which reflects the revaluing of the investment from Russian rubles to the U.S. dollar, resulting in a cumulative translation loss and reducing the carrying value of our investment by approximately $40 million. See additional information on the Equity Investment in Note A—Basis of Presentation and Summary of Accounting Policies of Notes to Consolidated Financial Statements.
COVID-19
The significant impact of the COVID-19 pandemic on our global retail operations that began during fiscal 2021 continued to impact our business in fiscal 2022. We entered fiscal 2022 with significant ongoing global uncertainty related to the pandemic. The health and safety of our Associates and customers remained a top priority during fiscal 2022, and we continue to monitor developments, including government requirements and recommendations that could result in possible additional impacts to our operations.
The below table represents total store days closed due to the COVID-19 pandemic as a percentage of potential total store days open in fiscal 2022 and fiscal 2021 by segment.

	Fiscal 2022	Fiscal 2021
Marmaxx	—%	20%
HomeGoods	—%	20%
TJX Canada	12%	29%
TJX International	19%	36%
TJX Consolidated	4%	24%

Net Sales
Net sales totaled $48.5 billion, $32.1 billion, and $41.7 billion for fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Net sales from our e-commerce sites combined amounted to less than 3% of total sales for each of fiscal 2022, fiscal 2021 and fiscal 2020.
As a result of the extensive temporary store closures during fiscal 2021 due to the COVID-19 pandemic and our practice relating to the treatment of extended temporary store closures when calculating comp store sales, we had no stores classified as comp stores at the end of fiscal 2022 and fiscal 2021.
For fiscal 2022, we temporarily reported open-only comp store sales, as described below. For fiscal 2023, we intend to return to our historical definition of comparable store sales. While stores in the U.S. were open for all of fiscal 2022, a significant number of stores in TJX Canada and TJX International experienced COVID-19 related temporary store closures and government-mandated shopping restrictions during fiscal 2022. Therefore, we cannot measure year-over-year comparable store sales with fiscal 2022 in these geographies in a meaningful way. As a result, the comparable stores included in the fiscal 2023 measure will consist of U.S. stores only, which, we intend to refer to as U.S. comparable store sales and will be calculated against sales for the comparable periods in fiscal 2022. Our historical definition of comp store sales is also presented below for reference.
Fiscal 2022 vs Fiscal 2021
Net sales increased 51% in fiscal 2022 compared to fiscal 2021. Our stores in the U.S. and all of our e-commerce businesses remained open for the entire period, while we had temporary closures in Europe, Canada, and Australia resulting in our stores being closed in the aggregate for approximately 4% of fiscal 2022, as compared to stores across all geographies being temporarily closed for approximately 24% for fiscal 2021. In addition to stores being open for more days in fiscal 2022, net sales further increased due to higher customer traffic and increased average basket.
Fiscal 2022 vs Fiscal 2020
Net sales increased 16% and open-only comp store sales were up 15% for fiscal 2022 compared to fiscal 2020. U.S. open-only comp store sales were up 17% for fiscal 2022 compared to fiscal 2020. This reflects an increase in average basket across all divisions. Customer traffic was up in the U.S., where stores were open for all of fiscal 2022, and was down in geographies where we had COVID-19 related temporary store closures and government-mandated shopping restrictions. Our open-only comp store sales increase in home fashions was significantly above our overall open-only comp increase. In apparel, we had strong open-only comp store sales growth during fiscal 2022 compared to the same period in fiscal 2020.
Historical Comparable Store Sales
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
Sales excluded from comp sales (“non-comp sales”) consist of sales from:
–New stores - stores that have not yet met the comp sales criteria, which represents a substantial majority of non-comp sales
–Stores that are closed permanently or for an extended period of time
–Sales from our e-commerce sites, meaning sierra.com, tjmaxx.com, marshalls.com, homegoods.com and tkmaxx.com
We determine which stores are included in the comp sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year unless a store is closed permanently or for an extended period during that fiscal year. Beginning in fiscal 2020, Sierra stores that fit the comp store definition were included in comp stores in our Marmaxx segment.
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

Open-Only Comp Store Sales
Due to the temporary closing of stores as a result of the COVID-19 pandemic, our historical definition of comp store sales is not applicable for the reported periods. Since the second quarter of fiscal 2021, we temporarily reported open-only comp store sales. Open-only comp store sales includes stores initially classified as comp stores at the beginning of fiscal 2021 that had to temporarily close due to the COVID-19 pandemic. This measure reports the sales increase or decrease of these stores for the days the stores were open in the current period against sales for the same days in fiscal 2020, prior to the pandemic. Open-only comp store sales of our foreign segments are calculated by translating the current year using fiscal 2020’s exchange rates.
Revenues by Geography
The percentages of our consolidated revenues by geography for the last three fiscal years are as follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
United States:
Northeast	23%	23%	23%
Midwest	13	13	13
South (including Puerto Rico)	27	27	25
West	16	16	15
Total United States	79%	79%	76%
Canada	9	9	10
Europe	11	11	13
Australia	1	1	1
Total TJX	100%	100%	100%
Impact of Foreign Currency Exchange Rates
Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar or a division’s local currency in relation to other currencies. We specifically refer to “foreign currency” as the impact of translational foreign currency exchange and mark-to-market of inventory derivatives, as described in detail below. This does not include the impact foreign currency exchange rates can have on various transactions that are denominated in a currency other than an operating division’s local currency referred to as “transactional foreign exchange,” also described below.
Translation Foreign Exchange
In our consolidated financial statements, we translate the operations of TJX Canada and TJX International from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in assets, liabilities, net sales, net income and earnings per share growth as well as the net sales and operating results of these segments. Currency translation generally does not affect operating margins, or affects them only slightly, as sales and expenses of the foreign operations are translated at approximately the same rates within a given period.
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

Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, was $34.7 billion, or 71.5% of net sales, $24.5 billion, or 76.3% of net sales, $29.8 billion, or 71.5% of net sales for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Fiscal 2022 vs Fiscal 2021
The increase in the total cost of sales, including buying and occupancy costs, was primarily due to the additional cost of merchandise sold due to a higher level of sales in fiscal 2022 compared to fiscal 2021. Our stores were temporarily closed in the aggregate for approximately 4% of fiscal 2022 and approximately 24% of fiscal 2021. Merchandise margin improved during fiscal 2022, primarily driven by favorable markdowns, offset by increased freight costs. In addition, supply chain costs increased due to additional investments in distribution capacity and higher wages, which, along with freight costs, are expected to continue into the next fiscal year.
Cost of sales, including buying and occupancy costs, was favorably impacted by approximately $27 million and $78 million of government programs for fiscal 2022 and fiscal 2021, respectively, in regions where we had temporary store closures.
Fiscal 2022 vs Fiscal 2020
The expense ratio was flat for fiscal 2022 compared to the fiscal 2020. The ratio reflects the leverage on our occupancy costs due to the strong open-only comp store sales growth. Within merchandise margin, strong markon and lower markdowns more than offset approximately 200 basis points of incremental freight costs in fiscal 2022. The occupancy and merchandise margin improvements were offset by higher supply chain costs primarily due to additional investments to expand distribution capacity and higher wage costs.
Selling, General and Administrative Expenses
SG&A expenses were $9.1 billion, or 18.7% of net sales, $7.0 billion, or 21.8% of net sales and $7.5 billion, or 17.9% of net sales for fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Fiscal 2022 vs Fiscal 2021
The increase in SG&A expense for fiscal 2022 was primarily driven by higher store payroll costs to support a higher sales volume. In addition to these costs, incentive compensation costs and other variable store costs, such as advertising spend and credit processing fees, were higher in fiscal 2022 as compared to fiscal 2021.
SG&A expense was favorably impacted by $214 million and $434 million from government programs for fiscal 2022 and fiscal 2021, respectively, in regions where we had temporary store closures.
Fiscal 2022 vs Fiscal 2020
The expense ratio increased 0.8% for fiscal 2022 compared to fiscal 2020. The increase was driven by higher store payroll costs, primarily due to incremental COVID-19 related payroll costs.
Loss on Early Extinguishment of Debt
On June 4, 2021, we completed make-whole calls for our $1.25 billion aggregate principal amount of 3.50% Notes maturing in 2025 and our $750 million aggregate principal amount of 3.75% Notes maturing in 2027. As a result of these redemptions prior to their scheduled maturities, we recorded a pre-tax debt extinguishment charge of $242 million in the second quarter of fiscal 2022. For additional information on the debt transactions, see Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
In fiscal 2021, we completed the issuance and sale of certain of our Notes and used the proceeds to partially fund the purchase of certain Notes, resulting in a pre-tax early extinguishment debt charge of $312 million.

Interest Expense, net
The components of interest expense, net for the last two fiscal years are summarized below:

	Fiscal Year Ended
In millions	January 29, 2022	January 30, 2021
Interest expense	$123	$199
Capitalized interest	(4)	(5)
Interest (income)	(4)	(13)
Interest expense, net	$115	$181
Net interest expense decreased for fiscal 2022 compared to fiscal 2021, primarily due to the prior year’s refinancing of certain notes in December 2020 as well as the $2.75 billion pay down of outstanding debt during fiscal 2022.
Provision (Benefit) for Income Taxes
The effective income tax rate was 25.4%, (1.4)%, and 25.7% for fiscal 2022, fiscal 2021, and fiscal 2020, respectively. The increase in the fiscal 2022 effective income tax rate was primarily due to the significant increase in profit in fiscal 2022 as compared to the mix of income and losses by jurisdictions in fiscal 2021.
Net Income and Diluted Earnings Per Share
Net income was $3.3 billion, $0.1 billion, and $3.3 billion in fiscal 2022, fiscal 2021, and fiscal 2020, respectively. Diluted earnings per share in fiscal 2022 were $2.70, which included a second quarter debt extinguishment charge of $0.15, $0.07 in fiscal 2021, which included a debt extinguishment charge of $0.19, and $2.67 in fiscal 2020.
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

U.S. SEGMENTS
Marmaxx

	Fiscal Year Ended
U.S. dollars in millions	January 29, 2022	January 30, 2021	February 1, 2020
Net sales	$29,483	$19,363	$25,665
Segment profit	$3,813	$891	$3,470
Segment margin	12.9%	4.6%	13.5%
Stores in operation at end of period:
T.J. Maxx	1,284	1,271	1,273
Marshalls	1,148	1,131	1,130
Sierra	59	48	46
Total	2,491	2,450	2,449
Selling square footage at end of period (in thousands):
T.J. Maxx	27,887	27,707	27,781
Marshalls	26,180	25,915	25,909
Sierra	960	796	766
Total	55,027	54,418	54,456
Net Sales
Net sales for Marmaxx were $29.5 billion for fiscal 2022, an increase of 52% compared to $19.4 billion for fiscal 2021. The increase in net sales reflects stores remaining open for all of fiscal 2022. Stores were closed for approximately 20% of fiscal 2021 as a result of the COVID-19 pandemic. In addition to stores being open for more days in fiscal 2022, net sales further increased due to higher customer traffic and increased average basket.
Net sales increased 15% compared to $25.7 billion for fiscal 2020. Open-only comp store sales were up 13% compared to fiscal 2020. The increase in open-only comp store sales for fiscal 2022 was primarily driven by an increase in average basket. In addition, customer traffic was up slightly. While our open-only comp store sales increase in home fashions continued to significantly exceed those of apparel, we had strong open-only comp store sales growth in apparel for fiscal 2022. During fiscal 2022, we had strong sales at Marmaxx across all geographic regions.
Segment Profit
Fiscal 2022 vs Fiscal 2021
Segment profit was $3.8 billion for fiscal 2022, an increase of $2.9 billion, compared to a segment profit of $0.9 billion for fiscal 2021. The increase was primarily driven by increased sales due to stores remaining open for all of fiscal 2022. Merchandise margin improved primarily due to lower markdowns, partially offset by incremental freight costs. Fiscal 2021 also benefited $171 million from government programs.
Fiscal 2022 vs Fiscal 2020
Segment profit increased by $0.3 billion compared to a segment profit of $3.5 billion for fiscal 2020, primarily due to the increase in sales. Segment profit margin decreased to 12.9% for fiscal 2022 compared to 13.5% for fiscal 2020. The decrease was primarily driven by incremental COVID-19 related store payroll costs and higher supply chain costs, partially offset by leverage on occupancy costs due to the strong open-only comp store sales growth and improved merchandise margin. Within merchandise margin, strong markon and lower markdowns collectively more than offset incremental freight costs.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented less than 3% of Marmaxx’s net sales for fiscal 2022, fiscal 2021 and fiscal 2020 and did not have a significant impact on year-over-year segment margin comparisons.
In fiscal 2023, we expect to open approximately 55 Marmaxx stores and 20 Sierra stores, which would increase selling square footage by approximately 2%.

HomeGoods

	Fiscal Year Ended
U.S. dollars in millions	January 29, 2022	January 30, 2021	February 1, 2020
Net sales	$8,995	$6,096	$6,356
Segment profit	$907	$510	$681
Segment margin	10.1%	8.4%	10.7%
Stores in operation at end of period:
HomeGoods	850	821	809
Homesense	39	34	32
Total	889	855	841
Selling square footage at end of period (in thousands):
HomeGoods	15,550	15,034	14,831
Homesense	837	733	685
Total	16,387	15,767	15,516
Net Sales
Net sales for HomeGoods were $9.0 billion for fiscal 2022, an increase of 48%, compared to $6.1 billion for fiscal 2021. The increase in net sales reflects stores remaining open for all of fiscal 2022. Stores were temporarily closed for approximately 20% of fiscal 2021 as a result of the COVID-19 pandemic. In addition to stores being open for more days in fiscal 2022, net sales further increased due to higher customer traffic and increased average basket.
Net sales increased 42% compared to $6.4 billion for fiscal 2020. Open-only comp store sales were up 32% for fiscal 2022 compared to fiscal 2020. The increase in open-only comp store sales was driven by an increase in average basket and customer traffic. During fiscal 2022, we had strong sales at HomeGoods and Homesense across all major categories and geographic regions.
Segment Profit
Fiscal 2022 vs Fiscal 2021
Segment profit was $0.9 billion for fiscal 2022, an increase of $0.4 billion, compared to a segment profit of $0.5 billion for fiscal 2021. The increase was primarily driven by increased sales due to stores remaining open for all of fiscal 2022, partially offset by lower merchandise margin due to increased freight costs. Fiscal 2021 also benefited $46 million from government programs.
Fiscal 2022 vs Fiscal 2020
Segment profit increased by $0.2 billion compared to a segment profit of $0.7 billion for fiscal 2020, primarily due to the increase in sales. Segment profit margin decreased to 10.1% for fiscal 2022 compared to 10.7% for fiscal 2020. The decrease in segment profit margin was primarily driven by higher supply chain costs, lower merchandise margin, and incremental COVID-19 related store payroll costs and higher store wages, partially offset by the expense leverage on our occupancy and administrative costs due to the strong open-only comp store sales growth. Within merchandise margin, incremental freight costs more than offset strong markon and lower markdowns.
During the third quarter of fiscal 2022, HomeGoods made online shopping available on www.homegoods.com.
In fiscal 2023, we expect to open approximately 60 HomeGoods stores, including 10 Homesense stores, which would increase selling square footage by approximately 7%.

FOREIGN SEGMENTS
TJX Canada

	Fiscal Year Ended
U.S. dollars in millions	January 29, 2022	January 30, 2021	February 1, 2020
Net sales	$4,343	$2,836	$4,031
Segment profit	$485	$124	$516
Segment margin	11.2%	4.4%	12.8%
Stores in operation at end of period:
Winners	293	280	279
HomeSense	147	143	137
Marshalls	106	102	97
Total	546	525	513
Selling square footage at end of period (in thousands):
Winners	6,300	6,015	5,986
HomeSense	2,708	2,644	2,511
Marshalls	2,220	2,141	2,043
Total	11,228	10,800	10,540
Net Sales
Net sales for TJX Canada were $4.3 billion for fiscal 2022, an increase of 53% compared to $2.8 billion for fiscal 2021. The increase in net sales reflected temporary store closures, which were closed for approximately 12% of fiscal 2022 and 29% of fiscal 2021, as a result of the COVID-19 pandemic. In addition to stores being open for more days in fiscal 2022, net sales further increased due to higher customer traffic and increased average basket.
Net sales for TJX Canada increased 8% compared to $4.0 billion for fiscal 2020. On a constant currency basis, net sales increased 2% for fiscal 2022. Open-only comp store sales were up 8% for fiscal 2022 compared to fiscal 2020 and were negatively impacted by significant government-mandated shopping restrictions. The increase in open-only comp store sales was driven by an increase in average basket, partially offset by reduced customer traffic.
Segment Profit
Fiscal 2022 vs Fiscal 2021
Segment profit was $0.5 billion for fiscal 2022, an increase of $0.4 billion, compared to a segment profit of $0.1 billion for fiscal 2021. The increase for fiscal 2022 was primarily driven by increased sales due to having fewer temporary store closures in fiscal 2022 compared to fiscal 2021. Within merchandise margin, lower markdowns and higher markon were partially offset by increased freight costs. Fiscal 2022 also reflected $84 million of government programs compared to $148 million for fiscal 2021.
Fiscal 2022 vs Fiscal 2020
Segment profit decreased $31 million compared to a segment profit of $516 million for fiscal 2020. Segment profit margin decreased to 11.2% for fiscal 2022 compared to 12.8% for fiscal 2020. The decrease in segment profit margin was primarily driven by higher supply chain costs and higher store payroll, including incremental COVID-19 related costs, net of government programs. This was partially offset by improved merchandise margin. Within merchandise margin, strong markon and lower markdowns collectively more than offset incremental freight costs.
In fiscal 2023, we expect to open approximately 10 stores in Canada, which would increase selling square footage by approximately 1%.

TJX International

	Fiscal Year Ended
U.S. dollars in millions	January 29, 2022	January 30, 2021	February 1, 2020
Net sales	$5,729	$3,842	$5,665
Segment profit (loss)	$161	$(504)	$307
Segment margin	2.8%	(13.1)%	5.4%
Stores in operation at end of period:
T.K. Maxx	618	602	594
Homesense	77	78	78
T.K. Maxx Australia	68	62	54
Total	763	742	726
Selling square footage at end of period (in thousands):
T.K. Maxx	12,412	12,131	11,997
Homesense	1,126	1,142	1,149
T.K. Maxx Australia	1,198	1,109	990
Total	14,736	14,382	14,136
Net Sales
Net sales for TJX International were $5.7 billion for fiscal 2022, an increase of 49% compared to $3.8 billion for fiscal 2021. The increase in net sales reflected temporary store closures, which were closed for approximately 19% of fiscal 2022 and 36% of fiscal 2021, as a result of the COVID-19 pandemic. In addition to stores being open for more days in fiscal 2022, net sales further increased due to higher customer traffic and increased average basket.
Net sales for TJX International increased 1% compared to $5.7 billion for fiscal 2020. On a constant currency basis, net sales decreased 5% for fiscal 2022 compared to fiscal 2020. Open-only comp store sales were up 6% for fiscal 2022 compared to fiscal 2020 and were negatively impacted by significant government-mandated shopping restrictions. The increase in open-only comp store sales was driven by an increase in average basket, partially offset by reduced customer traffic.
E-commerce sales at tkmaxx.com represented less than 6% of TJX International’s net sales for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.
Segment Profit/(Loss)
Fiscal 2022 vs Fiscal 2021
Segment profit was $0.2 billion for fiscal 2022, an increase of $0.7 billion, compared to a segment loss of $(0.5) billion for fiscal 2021. The increase for fiscal 2022 was primarily driven by increased sales due to having fewer temporary store closures in fiscal 2022 compared to fiscal 2021. The increase in segment profit includes improved merchandise margin primarily due to lower markdowns. Fiscal 2022 also reflected $157 million of government programs compared to $140 million for fiscal 2021.
Fiscal 2022 vs Fiscal 2020
Segment profit decreased $0.1 billion compared to a segment profit of $0.3 billion for fiscal 2020. Segment profit margin decreased to 2.8% for fiscal 2022 compared to 5.4% for fiscal 2020. The decrease in segment profit was primarily driven by incremental store payroll, higher supply chain costs and reduced merchandise margin. Within merchandise margin, increased freight expense was partially offset by lower markdowns. Segment profit was favorably impacted by the government programs received in fiscal 2022.
In fiscal 2023, we expect to open approximately 15 stores in Europe and approximately 10 stores in Australia, which would increase selling square footage by approximately 3%.

GENERAL CORPORATE EXPENSE

	Fiscal Year Ended
In millions	January 29, 2022	January 30, 2021
General corporate expense	$611	$439
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for fiscal 2022 was primarily driven by higher share-based and incentive compensation costs.
ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of January 29, 2022, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended January 29, 2022, as described in Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs for the foreseeable future.
As of January 29, 2022, we held $6.2 billion in cash. Approximately $1.4 billion of our cash was held by our foreign subsidiaries with $0.6 billion held in countries where we intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through January 29, 2022. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
We monitor debt financing markets on an ongoing basis and from time to time may incur additional long-term indebtedness depending on prevailing market conditions, liquidity requirements, existing economic conditions and other factors. During fiscal 2022 we have used, and in the future we may use, operating cash flow and cash on hand to repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, existing economic conditions, contractual restrictions and other factors. As such, we may, from time to time, seek to retire, redeem, prepay or purchase our outstanding debt through redemptions, cash purchases, prepayments, refinancings and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our operating cash flow and/or cash on hand to repay our debt, it will reduce the amount of cash available for additional capital expenditures.
Operating Activities
Net cash provided by operating activities was $3.1 billion in fiscal 2022 and $4.6 billion in fiscal 2021. Our operating cash flows decreased by $1.5 billion compared to fiscal 2021 due to the $4.7 billion change in merchandise inventories net of accounts payable, driven by rebuilding inventory levels in fiscal 2022 as well as the timing of merchandise payments in fiscal 2021. In addition, operating cash flows were negatively impacted by the $0.3 billion decrease in net operating lease liabilities due to the repayment of many of the rent deferrals negotiated in fiscal 2021. The decrease in operating cash flows was partially offset by a $3.2 billion increase in net income. Temporary store closures in fiscal 2021 resulted in net income of $0.1 billion in fiscal 2021 compared to net income of $3.3 billion in fiscal 2022.
Investing Activities
Net cash used in investing activities resulted in net cash outflows of $1.0 billion in fiscal 2022 and $0.6 billion in fiscal 2021. The cash outflows for both periods were primarily driven by capital expenditures and were lower in fiscal 2021 due to the COVID-19 pandemic.

Net cash used in investing activities include capital expenditures for the last two fiscal years as set forth in the table below:

	Fiscal Year Ended
In millions	January 29, 2022	January 30, 2021
New stores	$79	$61
Store renovations and improvements	367	124
Office and distribution centers	599	383
Total capital expenditures	$1,045	$568
We expect our capital expenditures in fiscal 2023 will be in the range of approximately $1.7 billion to $1.9 billion, including approximately $1.0 billion to $1.1 billion for our offices and distribution centers (including buying and merchandising systems and other information systems) to support growth, approximately $0.5 billion to $0.6 billion for store renovations and approximately $0.2 billion for new stores. We plan to fund these expenditures with our existing cash balances and through internally generated funds.
Financing Activities
Net cash used in financing activities resulted in net cash outflows of $6.2 billion in fiscal 2022 compared to net cash inflows of $3.2 billion in fiscal 2021. In fiscal 2022, the cash outflows were primarily driven by debt repayments, equity repurchases and dividend payments. In fiscal 2021, the cash inflows were primarily driven by debt transactions.
Debt
The cash outflows in fiscal 2022 were due to the completion of make-whole calls and the redemption at par of certain of our notes. The notes redeemed via make-whole calls were issued in the first quarter of fiscal 2021 in response to the COVID-19 pandemic. As a result of these redemptions prior to their scheduled maturities, we recorded a pre-tax debt extinguishment charge of $242 million in fiscal 2022. Additionally, in fiscal 2022 we redeemed at par $750 million principal outstanding, 2.75% Notes due June 15, 2021. The result of these debt redemptions resulted in a $2.75 billion reduction of outstanding debt since the beginning of fiscal 2022 and will result in more than $90 million of annualized interest expense savings. The cash inflows in fiscal 2021 were a result of completing the issuance and sale of $4 billion aggregate principal amount of notes. See Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for additional information.
Equity
In fiscal 2022, we lifted the temporary suspension of our repurchase program and we paid $2.2 billion to repurchase and retire 31.3 million shares of our stock on a settlement basis under our previously authorized stock repurchase programs. Prior to the temporary suspension of our share repurchase program, we paid $0.2 billion to repurchase and retire 3.4 million shares on a settlement basis in fiscal 2021. These outflows for both periods were partially offset by proceeds from the exercise of employee stock options, net of shares withheld for taxes, of $0.2 billion in both fiscal 2022 and fiscal 2021.
In January 2022, the Board of Directors approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of our common stock from time to time. We currently plan to repurchase approximately $2.25 billion to $2.5 billion of stock under our stock repurchase programs in fiscal 2023. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements, and other factors. The timing and amount of these purchases may change. As of January 29, 2022, approximately $3.8 billion remained available under our existing stock repurchase programs. For further information regarding equity repurchases, see Note D—Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
Dividends
We declared quarterly dividends on our common stock of $0.26 per share for each of the quarters in fiscal 2022 which totaled $1.04 per share in fiscal 2022. As a result of the uncertainty surrounding the COVID-19 pandemic, no dividends were declared in the first nine months of fiscal 2021. Cash payments for dividends on our common stock totaled $1.3 billion for fiscal 2022 and $0.3 billion for fiscal 2021. We expect to pay quarterly dividends for fiscal 2023 of $0.295 per share, or an annual dividend of $1.18 per share, subject to the declaration and approval by our Board of Directors. This would represent a 13% increase over the per share dividends declared and paid in fiscal 2022.

Contractual Obligations
See the descriptions of our financing arrangements, commitments and contingencies, and contractual obligations outlined below and within the following Notes to Consolidated Financial Statements.
–See Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for future payments under long-term debt arrangements (including current installments).
–See Note L—Leases of Notes to Consolidated Financial Statements. Operating lease liabilities exclude legally binding minimum lease payments for approximately 170 leases signed but not yet commenced and include options to extend lease terms that are now deemed reasonably certain of being exercised according to our Lease Accounting Policy. The balances do not include variable costs for insurance, real estate taxes, other operating expenses and, in some cases, rentals based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for fiscal 2022.
–See Note M—Accrued Expenses and Other Liabilities, Current and Long Term of Notes to Consolidated Financial Statements for long-term liabilities for which it is not reasonably possible for us to predict when they may be paid, which includes $0.6 billion for employee compensation and benefits and $0.3 billion for uncertain tax positions.
–We also have non-cancellable purchase obligations under purchase orders for merchandise and under agreements for capital items, products and services used in our business, including executive employment and other agreements.
CRITICAL ACCOUNTING ESTIMATES
We prepare our consolidated financial statements in accordance with GAAP which requires us to make certain estimates and judgments that impact our reported results. These judgments and estimates are based on historical experience and other factors which we continually review and believe are reasonable. We consider our most critical accounting estimates, involving uncertainty requiring management estimates and judgments, to be those relating to the areas described below.
Inventory Valuation
We use the retail method for valuing inventory for all our businesses except T.K. Maxx in Australia. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as it has not been fully processed for sale (i.e. inventory in transit and unprocessed inventory in our distribution centers). Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. It involves management estimates with regard to markdowns and inventory shrinkage. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. We have a specific policy as to when and how markdowns are to be taken, greatly reducing management’s discretion and the need for management estimates as to markdowns. Inventory shrinkage requires estimating a shrinkage rate for interim periods; however, we take a full physical inventory near the fiscal year end to determine shrinkage at year end. We do not generally enter into arrangements with vendors that provide for rebates and allowances that could ultimately affect the value of inventory.
Reserves for Uncertain Tax Positions
Similar to many large corporations, our income and other tax returns and reports are regularly audited by federal, state and local tax authorities in the United States and in foreign jurisdictions where we operate, and such authorities may challenge positions we take. We are engaged in various administrative and judicial proceedings in multiple jurisdictions with respect to assessments, claims, deficiencies and refunds and other tax matters, which proceedings are in various stages of negotiation, assessment, examination, litigation and settlement. The outcomes of these proceedings are uncertain. In accordance with GAAP, we evaluate our uncertain tax positions based on our understanding of the facts, circumstances and information available at the reporting date, and we accrue for exposure when we believe that it is more likely than not, based on the technical merits, that the positions we have taken will not be sustained. However, in the next twelve months and in future periods, the amounts we accrue for uncertain tax positions from time to time or ultimately pay, as the result of the final resolutions of examinations, judicial or administrative proceedings, changes in facts, law, or legal interpretations, expiration of applicable statute of limitations or other resolutions of, or changes in, tax positions may differ either positively or negatively from the amounts we have accrued, and may result in reductions to or additions to accruals, refund claims or payments for periods not currently under examination or for which no claims have been made. Final resolutions of our tax positions or changes in accruals for uncertain tax positions could result in additional tax expense or benefit and could have a material impact on our results of operations of the period in which an examination or proceeding is resolved or in the period in which a changed outcome becomes probable and reasonably estimable.

Loss Contingencies
Certain conditions may exist as of the date the consolidated financial statements are issued that may result in a loss to us but will not be resolved until one or more future events occur or fail to occur. Our management, with the assistance of our legal counsel, assesses such contingent liabilities. Such assessments inherently involve the exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against us or claims that may result in such proceedings, our legal counsel assists us in evaluating the perceived merits of any legal proceedings or claims as well as the perceived merits of the relief sought or expected to be sought therein.
If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be reasonably estimated, we will accrue for the estimated liability in the consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be reasonably estimated, we will disclose the nature of the contingent liability, together with an estimate of the range of the possible loss or a statement that such loss is not reasonably estimable.
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of any new accounting pronouncements, see Note A—Basis of Presentation and Summary of Accounting Policies of Notes to Consolidated Financial Statements included in this annual report on Form 10-K. We do not expect any recently issued accounting pronouncements will have a material effect on our consolidated financial statements.
ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk
We are exposed to market risks in the ordinary course of business. Some potential market risks are discussed below:
FOREIGN CURRENCY EXCHANGE RISK
We are exposed to foreign currency exchange rate risk on the translation of our foreign operations into the U.S. dollar and on purchases of goods in currencies that are not the local currencies of stores where the goods are sold and on intercompany debt and interest payable between and among our domestic and international operations. Our currency risk primarily relates to our activity in the Canadian dollar, British pound and Euro. As more fully described in Note E—Financial Instruments of Notes to Consolidated Financial Statements, we use derivative financial instruments to hedge a portion of certain merchandise purchase commitments, primarily at our international operations, and a portion of our intercompany transactions with and within our international operations. We enter into derivative contracts only for the purpose of hedging the underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses on the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. Our foreign exchange risk management policy prohibits us from using derivative financial instruments for trading or other speculative purposes and we do not use any leveraged derivative financial instruments. We have performed a sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. The analysis indicated a potential impact of approximately $65 million on our pre-tax income in fiscal 2022 and approximately $38 million in fiscal 2021.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2022 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
–Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of TJX are being made only in accordance with authorizations of management and directors of TJX; and
–Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of TJX’s assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2022 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 29, 2022.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 29, 2022, and has issued an attestation report on the effectiveness of our internal controls over financial reporting included herein.
ITEM 9B. Other Information
Not applicable.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this report. TJX will file with the Securities and Exchange Commission (SEC) a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 29, 2022 (“Proxy Statement”). The other information required by this Item and not given in this Item will appear under the headings “Election of Directors” and “Corporate Governance,” including in “Board Leadership and Committees,” and “Audit Committee Report” and, if applicable, “Beneficial Ownership” and “Delinquent Section 16(a) Reports” in our Proxy Statement, which sections are incorporated herein by reference.
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
PART IV
ITEM 15. Exhibits, Financial Statement Schedule
(a) FINANCIAL STATEMENT SCHEDULE
For a list of the consolidated financial information `included herein, see Index to the Consolidated Financial Statements on page F-1.
Schedule II – Valuation and Qualifying Accounts

In millions	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Sales Return Reserve:
Fiscal Year Ended January 29, 2022	$168	$5,627	$5,653	$142
Fiscal Year Ended January 30, 2021	$109	$3,530	$3,471	$168
Fiscal Year Ended February 1, 2020	$104	$4,862	$4,857	$109

(b) EXHIBITS
Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3(i).1	Fifth Restated Certificate of Incorporation	10-K	3(i).1	4/3/2019
3(ii).1	By-laws of TJX, as amended	8-K	3.1	2/5/2018
4.01	Indenture between TJX and U.S. Bank National Association dated as of April 2, 2009 (File No. 333-158360)	S-3	4.1	4/2/2009
4.02	Third Supplemental Indenture dated as of May 2, 2013 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	5/2/2013
4.03	Fourth Supplemental Indenture dated as of June 5, 2014 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	6/5/2014
4.04	Indenture between TJX and U.S. Bank National Association dated September 12, 2016	8-K	4.1	9/12/2016
4.05	First Supplemental Indenture dated as of September 12, 2016 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	9/12/2016
4.06	Indenture dated as of April 1, 2020 between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	4/1/2020
4.07	First Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto.	8-K	4.2	4/1/2020
4.08	Second Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto.	8-K	4.3	4/1/2020
4.09	Third Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto.	8-K	4.4	4/1/2020
4.10	Fourth Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto.	8-K	4.5	4/1/2020
4.11	Fifth Supplemental Indenture, dated as of November 30, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto.	8-K	4.1	12/3/2020
4.12	Sixth Supplemental Indenture, dated as of November 30, 2020 by and TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto.	8-K	4.2	12/3/2020
4.13	Description of Registrant's Securities.	10-K	4.06	3/27/2020
10.01	The Executive Severance Plan effective September 27, 2018*	10-Q	10.2	12/4/2018
10.02	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Carol Meyrowitz and TJX*	10-Q	10.3	12/4/2018
10.03	The Employment Agreement dated February 1, 2019 between Carol Meyrowitz and TJX*	10-K	10.03	4/3/2019
10.04	The Amendment to the Employment Agreement between Carol Meyrowitz and TJX effective as of January 28, 2022, filed herewith*
10.05	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Ernie Herrman and TJX*	10-Q	10.4	12/4/2018
10.06	The Employment Agreement dated February 1, 2019 between Ernie Herrman and TJX*	10-K	10.05	4/3/2019
10.07	The Amendment to the Employment Agreement between Ernie Herrman and TJX effective as of January 28, 2022, filed herewith*
10.08	The Employment Agreement dated February 2, 2018 between Richard Sherr and TJX*	10-K	10.4	4/4/2018
10.09	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Richard Sherr and TJX*	10-Q	10.6	12/4/2018
10.10	The Amendment to the Employment Agreement between Richard Sherr and TJX effective as of February 13, 2019*	10-K	10.10	4/3/2019
10.11	The Amendment to the Employment Agreement between Richard Sherr and TJX effective as of January 29, 2021*	10-K	10.09	3/31/2021

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.12	The Employment Agreement dated February 2, 2018 between Scott Goldenberg and TJX*	10-K	10.5	4/4/2018
10.13	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Scott Goldenberg and TJX*	10-Q	10.5	12/4/2018
10.14	The Amendment to the Employment Agreement between Scott Goldenberg and TJX effective as of February 13, 2019*	10-K	10.13	4/3/2019
10.15	The Amendment to the Employment Agreement between Scott Goldenberg and TJX effective as of January 29, 2021*	10-K	10.13	3/31/2021
10.16	The Employment Agreement dated February 2, 2018 between Kenneth Canestrari and TJX*	10-K	10.6	4/4/2018
10.17	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Kenneth Canestrari and TJX*	10-Q	10.7	12/4/2018
10.18	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of February 13, 2019*	10-K	10.16	4/3/2019
10.19	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of January 29, 2021*	10-K	10.17	3/31/2021
10.20	The Stock Incentive Plan (2013 Restatement)*	10-Q	10.1	5/31/2013
10.21	The First Amendment to the Stock Incentive Plan (2013 Restatement) effective as of June 7, 2016*	10-Q	10.1	8/26/2016
10.22	The Second Amendment to the Stock Incentive Plan (2013 Restatement) effective as of January 29, 2017*	10-K	10.8	3/28/2017
10.23	The Third Amendment to the Stock Incentive Plan (2013 Restatement) effective as of November 6, 2018*	10-K	10.23	4/3/2019
10.24	The Stock Incentive Plan Rules for U.K. Employees, effective as of September 17, 2018*	10-Q	10.1	12/4/2018
10.25	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 20, 2012*	10-Q	10.1	11/29/2012
10.26	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 20, 2012*	10-Q	10.2	11/29/2012
10.27	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 19, 2013*	10-Q	10.1	12/3/2013
10.28	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2013*	10-Q	10.2	12/3/2013
10.29	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 10, 2014*	10-Q	10.4	12/2/2014
10.30	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 10, 2014*	10-Q	10.5	12/2/2014
10.31	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2015*	10-Q	10.1	12/1/2015
10.32	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2015*	10-Q	10.2	12/1/2015
10.33	The Restricted Stock Unit Award granted under the Stock Incentive Plan on January 29, 2016 to Ernie Herrman*	10-K	10.19	3/29/2016
10.34	The Form of Performance Share Unit Award granted under the Stock Incentive Plan as of April 1, 2019*	10-Q	10.01	5/31/2019
10.35	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of April 1, 2019*	10-Q	10.02	5/31/2019
10.36	The Form of Performance Share Unit Award granted under the Stock Incentive Plan as of March 29, 2021*	10-Q	10.1	5/28/2021
10.37	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of March 29, 2021*	10-Q	10.2	5/28/2021
10.38	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan*	10-K	10.20	3/31/2015
10.39	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan as of June 7, 2016*	10-Q	10.2	8/26/2016
10.40	The Management Incentive Plan and Long Range Performance Incentive Plan (2013 Restatement)*	10-K	10.22	4/2/2013
10.41	The General Deferred Compensation Plan (1998 Restatement) (the GDCP) and First Amendment to the GDCP, effective January 1, 1999*	10-K	10.9	4/29/1999
10.42	The Second Amendment to the GDCP, effective January 1, 2000*	10-K	10.10	4/28/2000

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.43	The Third and Fourth Amendments to the GDCP*	10-K	10.17	3/29/2006
10.44	The Fifth Amendment to the GDCP, effective January 1, 2008*	10-K	10.17	3/31/2009
10.45	The Supplemental Executive Retirement Plan (2015 Restatement)*	10-Q	10.3	5/29/2015
10.46	The Executive Savings Plan (As Amended and Restated, Effective January 1, 2022) (the ESP), filed herewith*
10.47	The Form of TJX Indemnification Agreement for its executive officers and directors*(p)	10-K	10(r)	4/27/1990
10.48	The Trust Agreement dated as of April 8, 1988 between TJX and State Street Bank and Trust Company*(p)	10-K	10(y)	4/28/1988
10.49	The Trust Agreement dated as of April 8, 1988 between TJX and Fleet Bank (formerly Shawmut Bank of Boston, N.A.)*(p)	10-K	10(z)	4/28/1988
10.50	The Trust Agreement for Executive Savings Plan dated as of October 23, 2015 between TJX and Vanguard Fiduciary Trust Company*	10-Q	10.5	10/31/2015
10.51	First Amendment to 2022 Revolving Credit Agreement, dated as of May 10, 2019, by and among TJX, U.S. Bank National Association, as administrative agent, and each of the lenders party thereto	10-K	10.55	3/27/2020
10.52	Second Amendment to 2022 Revolving Credit Agreement, dated as of May 15, 2020, by and among The TJX Companies, Inc., the lenders party thereto and U.S. Bank National Association, as administrative agent.	8-K	10.1	5/21/2020
10.53	Third Amendment to 2022 Revolving Credit Agreement, dated as of November 24, 2020, by and among The TJX Companies, Inc., the lenders party thereto and U.S. Bank National Association, as administrative agent	10-K	10.58	3/31/2021
10.54	First Amendment to 2024 Revolving Credit Agreement, dated as of May 10, 2019, by and among TJX, U.S. Bank National Association, as administrative agent, and each of the lenders party thereto	10-K	10.56	3/27/2020
10.55	Second Amendment to 2024 Revolving Credit Agreement, dated as of May 15, 2020, by and among TJX, the lender party thereto and U.S. Bank National Association, as administrative agent	8-K	10.2	5/21/2020
10.56	Third Amendment to 2024 Revolving Credit Agreement, dated as of November 24, 2020, by and among TJX, the lender party thereto and U.S. Bank National Association, as administrative agent	10-K	10.61	3/31/2021
10.57	364 Day Revolving Credit Agreement, dated August 10, 2020, by and among The TJX Companies, Inc., the lenders from time to time party thereto, Bank of America, N.A., as syndication agent, U.S. Bank National Association, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and BofA Securities, Inc., U.S. Bank National Association, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as lead arrangers and bookrunners.	8-K	10.1	8/11/2020
10.58	First Amendment to 364 Day Revolving Credit Agreement, dated November 24, 2020, by and among The TJX Companies, Inc., the lenders from time to time party thereto, Bank of America, N.A., as syndication agent, U.S. Bank National Association, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and BofA Securities, Inc., U.S. Bank National Association, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as lead arrangers and bookrunners	10-K	10.63	3/31/2021
10.59	2026 Revolving Credit Agreement, dated June 25, 2021, by and among the TJX Companies, Inc., the lenders from time to time party thereto, U.S. Bank National Association, as administrative agent, HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as co-syndication agents, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank Securities, Inc., as co-documentation agents.	8-K	10.1	6/29/2021
21	Subsidiaries of TJX, filed herewith
23	Consent of Independent Registered Public Accounting Firm, filed herewith
24	Power of Attorney given by the Directors and certain Executive Officers of TJX, filed herewith
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements

104	The cover page from The TJX Companies, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 29, 2022, formatted in iXBRL (included in Exhibit 101)
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

THE TJX COMPANIES, INC.

/s/ SCOTT GOLDENBERG
Dated:	March 30, 2022	Scott Goldenberg, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ERNIE HERRMAN	/s/ SCOTT GOLDENBERG
Ernie Herrman, Chief Executive Officer, President and Director (Principal Executive Officer)	Scott Goldenberg, Chief Financial Officer (Principal Financial and Accounting Officer)

ZEIN ABDALLA*	MICHAEL F. HINES*
Zein Abdalla, Director	Michael F. Hines, Director

JOSÉ B. ALVAREZ*	AMY B. LANE*
José B. Alvarez, Director	Amy B. Lane, Director

ALAN M. BENNETT*	CAROL MEYROWITZ*
Alan M. Bennett, Director	Carol Meyrowitz, Executive Chairman of the Board of Directors

ROSEMARY T. BERKERY*	JACKWYN L. NEMEROV*
Rosemary T. Berkery, Director	Jackwyn L. Nemerov, Director

DAVID T. CHING*	JOHN F. O’BRIEN*
David T. Ching, Director	John F. O’Brien, Director

C. KIM GOODWIN*
C. Kim Goodwin, Director

		*BY	/s/ SCOTT GOLDENBERG
Dated:	March 30, 2022		Scott Goldenberg, as attorney-in-fact

The TJX Companies, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years Ended January 29, 2022, January 30, 2021 and February 1, 2020.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The TJX Companies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The TJX Companies, Inc. and its subsidiaries (the “Company”) as of January 29, 2022 and January 30, 2021 and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended January 29, 2022 including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 29, 2022 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Income Tax Provision (Benefit)
As described in Note K to the consolidated financial statements, the Company recorded a provision for income taxes of $1.1 billion for the year ended January 29, 2022, has a deferred tax asset net of deferred tax liability of $141 million, including a valuation allowance of $85 million, as of January 29, 2022 and total gross unrecognized tax benefits of $280 million as of January 29, 2022, of which $260 million would affect the Company’s effective tax rate if recognized in a future period. The Company is subject to taxation in the United States, as well as multiple state, local and foreign jurisdictions. The use of estimates and judgments, as well as the interpretation and application of complex tax laws is required by management to determine its provision (benefit) for income taxes.
The principal considerations for our determination that performing procedures relating to the provision (benefit) for income taxes is a critical audit matter are the (i) the significant judgment by management when determining the provision (benefit) for income taxes, which led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to the provision (benefit) for income taxes.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the provision (benefit) for income taxes. These procedures also included, among others (i) testing the provision (benefit) for income taxes, including the rate reconciliation and current and deferred tax provision (benefit), and (ii) evaluating the completeness of uncertain tax positions, including application of foreign and domestic tax laws and regulations.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 30, 2022

We have served as the Company’s auditor since 1962.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net sales	$48,549,982	$32,136,962	$41,716,977
Cost of sales, including buying and occupancy costs	34,713,812	24,533,815	29,845,780
Selling, general and administrative expenses	9,081,238	7,020,917	7,454,988
Loss on early extinguishment of debt	242,248	312,233	—
Interest expense, net	115,076	180,734	10,026
Income before income taxes	4,397,608	89,263	4,406,183
Provision (benefit) for income taxes	1,114,793	(1,207)	1,133,990
Net income	$3,282,815	$90,470	$3,272,193
Basic earnings per share	$2.74	$0.08	$2.71
Weighted average common shares – basic	1,199,990	1,199,927	1,208,163
Diluted earnings per share	$2.70	$0.07	$2.67
Weighted average common shares – diluted	1,215,591	1,214,703	1,226,519
The accompanying notes are an integral part of the consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
IN THOUSANDS

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net income	$3,282,815	$90,470	$3,272,193
Additions to other comprehensive (loss) income:
Foreign currency translation adjustments, net of related tax provisions of $207 and $2,442 in fiscal 2022 and 2021, respectively and tax benefit of $1,189 in fiscal 2020	(46,715)	15,588	(3,943)
Recognition of net gains/losses on benefit obligations, net of related tax benefit of $17,659 in fiscal 2022, tax provision of $9,974 in fiscal 2021 and tax benefit of $20,489 in fiscal 2020	(48,504)	30,635	(56,275)
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge, net of related tax provisions of $603, $303, and $303 in fiscal 2022, 2021 and 2020, respectively	(263)	831	831
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $4,588, $7,298, and $6,019, in fiscal 2022, 2021 and 2020, respectively	14,403	20,046	16,537
Other comprehensive (loss) income, net of tax	(81,079)	67,100	(42,850)
Total comprehensive income	$3,201,736	$157,570	$3,229,343
The accompanying notes are an integral part of the consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Fiscal Year Ended
	January 29, 2022	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$6,226,765	$10,469,570
Accounts receivable, net	517,623	461,139
Merchandise inventories	5,961,573	4,337,389
Prepaid expenses and other current assets	438,099	434,977
Federal, state and foreign income taxes recoverable	114,537	36,262
Total current assets	13,258,597	15,739,337
Net property at cost	5,270,827	5,036,096
Non-current deferred income taxes, net	184,971	127,191
Operating lease right of use assets	8,853,934	8,989,998
Goodwill	96,662	98,998
Other assets	796,467	821,935
Total assets	$28,461,458	$30,813,555
Liabilities
Current liabilities:
Accounts payable	$4,465,427	$4,823,397
Accrued expenses and other current liabilities	4,244,997	3,471,459
Current portion of operating lease liabilities	1,576,561	1,677,605
Current portion of long-term debt	—	749,684
Federal, state and foreign income taxes payable	181,155	81,523
Total current liabilities	10,468,140	10,803,668
Other long-term liabilities	1,015,720	1,063,902
Non-current deferred income taxes, net	44,175	37,164
Long-term operating lease liabilities	7,575,590	7,743,216
Long-term debt	3,354,841	5,332,921
Commitments and contingencies (See Note N)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,181,188,731 and 1,204,698,124 shares, respectively	1,181,189	1,204,698
Additional paid-in capital	—	260,515
Accumulated other comprehensive (loss) income	(687,150)	(606,071)
Retained earnings	5,508,953	4,973,542
Total shareholders’ equity	6,002,992	5,832,684
Total liabilities and shareholders’ equity	$28,461,458	$30,813,555
The accompanying notes are an integral part of the consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
IN THOUSANDS

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cash flows from operating activities:
Net income	$3,282,815	$90,470	$3,272,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	868,002	870,758	867,303
Loss on early extinguishment of debt	242,248	312,233	—
Loss on property disposals and impairment charges	8,601	83,794	16,054
Deferred income tax (benefit)	(44,450)	(230,690)	(6,233)
Share-based compensation	189,048	58,519	124,957
Changes in assets and liabilities:
(Increase) in accounts receivable	(61,452)	(71,091)	(42,998)
(Increase) decrease in merchandise inventories	(1,657,753)	588,756	(296,541)
(Increase) decrease in income taxes recoverable	(78,275)	10,707	(34,177)
Decrease (increase) in prepaid expenses and other current assets	32,563	(57,450)	(17,084)
(Decrease) increase in accounts payable	(338,091)	2,111,189	29,338
Increase in accrued expenses and other liabilities	658,817	584,502	345,745
Increase (decrease) in income taxes payable	99,682	52,791	(128,342)
(Decrease) increase in net operating lease liabilities	(129,062)	200,243	29,617
Other, net	(15,208)	(42,842)	(93,292)
Net cash provided by operating activities	3,057,485	4,561,889	4,066,540
Cash flows from investing activities:
Property additions	(1,044,794)	(568,021)	(1,223,116)
Investment in Familia	—	—	(230,156)
Purchases of investments	(21,888)	(29,100)	(28,838)
Sales and maturities of investments	20,296	18,524	12,720
Other	—	—	7,419
Net cash (used in) investing activities	(1,046,386)	(578,597)	(1,461,971)
Cash flows from financing activities:
Payments on revolving credit facilities	—	(1,000,000)	—
Proceeds from long-term debt including revolving credit facilities	—	5,986,873	—
Payments of long-term debt and extinguishment expenses	(2,975,518)	(1,418,358)	—
Payments for debt issuance expenses	—	(42,377)	—
Payments for repurchase of common stock	(2,176,298)	(201,500)	(1,551,992)
Proceeds from issuance of common stock	229,439	211,189	232,106
Payments of employee tax withholdings for performance based stock awards	(25,548)	(29,309)	(23,423)
Cash dividends paid	(1,251,833)	(278,256)	(1,071,562)
Net cash (used in) provided by financing activities	(6,199,758)	3,228,262	(2,414,871)
Effect of exchange rate changes on cash	(54,146)	41,264	(3,175)
Net (decrease) increase in cash and cash equivalents	(4,242,805)	7,252,818	186,523
Cash and cash equivalents at beginning of year	10,469,570	3,216,752	3,030,229
Cash and cash equivalents at end of year	$6,226,765	$10,469,570	$3,216,752
The accompanying notes are an integral part of the consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
IN THOUSANDS

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Par Value $1
Balance, February 2, 2019	1,217,183	$1,217,183	$—	$(630,321)	$4,461,744	$5,048,606
Net income	—	—	—	—	3,272,193	3,272,193
Cumulative effect of accounting change	—	—	—	—	403	403
Other comprehensive (loss), net of tax	—	—	—	(42,850)	—	(42,850)
Cash dividends declared on common stock	—	—	—	—	(1,111,788)	(1,111,788)
Recognition of share-based compensation	—	—	124,957	—	—	124,957
Issuance of common stock under stock incentive plan and related tax effect	10,067	10,067	198,616	—	—	208,683
Common stock repurchased	(28,150)	(28,150)	(323,573)	—	(1,200,269)	(1,551,992)
Balance, February 1, 2020	1,199,100	$1,199,100	$—	$(673,171)	$5,422,283	$5,948,212
Net income	—	—	—	—	90,470	90,470
Other comprehensive income, net of tax	—	—	—	67,100	—	67,100
Cash dividends declared on common stock	—	—	—	—	(311,970)	(311,970)
Recognition (reversal) of share-based compensation	—	—	112,923	—	(54,404)	58,519
Issuance of common stock under stock incentive plan and related tax effect	8,985	8,985	173,307	—	(439)	181,853
Common stock repurchased	(3,387)	(3,387)	(25,715)	—	(172,398)	(201,500)
Balance, January 30, 2021	1,204,698	$1,204,698	$260,515	$(606,071)	$4,973,542	$5,832,684
Net income	—	—	—	—	3,282,815	3,282,815
Other comprehensive (loss), net of tax	—	—	—	(81,079)	—	(81,079)
Cash dividends declared on common stock	—	—	—	—	(1,248,037)	(1,248,037)
Recognition of share-based compensation	—	—	189,048	—	—	189,048
Issuance of common stock under stock incentive plan and related tax effect	7,780	7,780	196,426	—	(347)	203,859
Common stock repurchased	(31,289)	(31,289)	(645,989)	—	(1,499,020)	(2,176,298)
Balance, January 29, 2022	1,181,189	$1,181,189	$—	$(687,150)	$5,508,953	$6,002,992
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Basis of Presentation and Summary of Accounting Policies
Basis of Presentation
The Consolidated Financial Statements and Notes thereto of The TJX Companies, Inc. (referred to as “TJX,” “we” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the consolidated financial statements of all of TJX’s subsidiaries, all of which are wholly owned. All of the Company's activities are conducted by TJX or its subsidiaries and are consolidated in these consolidated financial statements. All intercompany transactions have been eliminated in consolidation. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method.
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The fiscal years ended January 29, 2022 (“fiscal 2022”), January 30, 2021 (“fiscal 2021”) and February 1, 2020 (“fiscal 2020”) were 52-week fiscal years.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to inventory valuation, reserves for uncertain tax positions and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. Actual amounts could differ from these estimates, and such differences could be material.
COVID-19 Pandemic
The COVID-19 pandemic continued to impact the U.S. and other countries around the world in fiscal 2022. During fiscal 2022, while the Company's stores in the U. S. and all of the Company’s e-commerce businesses remained open for the entire period, the Company had government-mandated temporary store closures in Europe, Canada, and Australia, and intermittently throughout the year, stores operated under government-mandated shopping restrictions, including capacity limitations. The Company continues to monitor developments, including government requirements and recommendations at the national, state, and local level that could result in possible additional impacts to our operations. The Company cannot reasonably estimate with certainty the duration and severity of this pandemic which has had, and may continue to have, a material impact on its business, results of operations, financial position and cash flows.
Summary of Accounting Policies
Revenue Recognition
Net Sales
Net sales consist primarily of merchandise sales, which are recorded net of a reserve for estimated returns, any discounts and sales taxes, for the sales of merchandise both within our stores and online. Net sales also include an immaterial amount of other revenues that represent less than 1% of total revenues, primarily generated from shipping fee revenue on our online sales. In addition, certain customers may receive discounts that are accounted for as consideration reducing the transaction price. Merchandise sales from our stores are recognized at the point of sale when TJX provides the merchandise to the customer. The performance obligation is fulfilled at this point when the customer has obtained control by paying for and leaving with the merchandise. Merchandise sales made online are recognized when the product has been shipped, which is when legal title has passed and when TJX is entitled to payment, and the customer has obtained the ability to direct the use of and obtain substantially all of the remaining benefits from the goods. Shipping and handling activities related to online sales occur after the customer obtains control of the goods. TJX’s policy is to treat shipping costs as part of our fulfillment center costs within our operating expenditures. As a result, shipping fee revenues received are recognized when control of the goods transfer to the customer and are recorded as net sales. Shipping and handling costs incurred by TJX are included in cost of sales, including buying and occupancy costs. TJX disaggregates revenue by operating segment, see Note G—Segment Information.
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

The following table presents deferred gift card revenue activity:

In thousands	January 29, 2022	January 30, 2021
Balance, beginning of year	$576,187	$500,844
Deferred revenue	1,832,107	1,159,242
Effect of exchange rates changes on deferred revenue	(1,680)	3,758
Revenue recognized	(1,721,412)	(1,087,657)
Balance, end of year	$685,202	$576,187
TJX recognized $1.7 billion in gift card revenue in fiscal 2022 and $1.1 billion in fiscal 2021 and $1.6 billion in fiscal 2020. The increase in fiscal 2022 in both deferred revenue and revenue recognized versus the prior year reflects the impact of lower customer traffic and temporary store and e-commerce closures in fiscal 2021 due to the COVID-19 pandemic. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period. Based on historical experience, the Company estimates the amount of gift cards and store cards that will not be redeemed (referred to as breakage) and, to the extent allowed by local law, these amounts are amortized into income over the estimated redemption period. Revenue recognized from breakage was $21 million in fiscal 2022, $14 million in fiscal 2021 and $20 million in fiscal 2020.
Sales Return Reserve
The Company's products are generally sold with a right of return and the Company may provide other credits or incentives, which are accounted for as variable consideration when estimating the amount of revenue to recognize. The Company has elected to apply the portfolio practical expedient. The Company estimates the variable consideration using the expected value method when calculating the returns reserve because the difference in applying it to the individual contract would not differ materially. Returns are estimated based on historical experience and are required to be established and presented at the gross sales value with an asset established for the estimated value of the merchandise returned separately from the refund liability. Liabilities for return allowances are included in “Accrued expenses and other current liabilities” and the estimated value of the merchandise to be returned is included in “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheets.
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
As of January 29, 2022, TJX’s cash and cash equivalents held outside the U.S. were $1.4 billion, of which $0.6 billion was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Merchandise Inventories
Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its businesses, except T.K. Maxx in Australia which is immaterial. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as that inventory has not been fully processed for sale (i.. inventory in transit and unprocessed inventory in the Company’s distribution centers). Under the retail method, TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX records inventory at the time title transfers, which is typically at the time when inventory is shipped. As a result, merchandise inventories on TJX’s Consolidated Balance Sheets include in-transit inventory of $1.7 billion at January 29, 2022 and $1.2 billion at January 30, 2021. Comparable amounts were reflected in Accounts payable at those dates.
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
Share-Based Compensation
TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for options awarded and the market price on the grant date for stock awards. Performance-based awards are evaluated quarterly for probability of vesting and performance achievement levels. See Note H—Stock Incentive Plan for a detailed discussion of share-based compensation.
Interest
TJX’s interest expense is presented net of capitalized interest and interest income. The following is a summary of interest expense, net:

	Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021	February 1, 2020
Interest expense	$123,196	$199,038	$61,400
Capitalized interest	(3,684)	(5,384)	(2,314)
Interest (income)	(4,436)	(12,920)	(49,060)
Interest expense, net	$115,076	$180,734	$10,026
TJX capitalizes interest during the active construction period of major capital projects and adds the interest to the related assets.
Property and Equipment
For financial reporting purposes, TJX provides for depreciation and amortization of property using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years to 15 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $858 million in fiscal 2022, fiscal 2021 and fiscal 2020. TJX had no property held under finance leases during fiscal 2022, fiscal 2021 or fiscal 2020. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized, generally over 5 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated, and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.

Lease Accounting
The Company adopted ASU No. 2016-02, Leases (Topic 842), as of February 3, 2019, using the modified retrospective method under ASU 2018-11. The Company elected the transition package of three practical expedients, which among other things, allowed it to carry forward the historical lease classification. The Company has elected the practical expedient to not separate non-lease components from the lease components to which they relate and instead to combine them and account for them as a single lease component. The Company also made the accounting policy election to keep leases with a term of twelve months or less off the Consolidated Balance Sheets and recognizes these lease payments on a straight-line basis over the lease term.
Operating leases are included in “Operating lease right of use assets,” “Current portion of operating lease liabilities,” and “Long-term operating lease liabilities” on the Company’s Consolidated Balance Sheets. Right of use assets (“ROU”) assets represent TJX’s right to use an underlying asset for the lease term and lease liabilities represent TJX’s obligation to make lease payments arising from the lease. At the inception of the arrangement, the Company determines if an arrangement is a lease based on assessment of the terms and conditions of the contract. Operating lease ROU assets and lease liabilities are recognized at possession date based on the present value of lease payments over the lease term. The majority of the Company’s leases are retail store locations, and the possession date is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease. TJX’s lessors do not provide an implicit rate, nor is one readily available, therefore the Company uses its incremental borrowing rate based on the information available at possession date in determining the present value of future lease payments. The incremental borrowing rate is calculated based on the US Consumer Discretionary yield curve and adjusted for collateralization and foreign currency impact for TJX International and Canada leases. The operating lease ROU assets also include any acquisition costs offset by lease incentives. The Company’s lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term within “Cost of sales, including buying and occupancy costs”. See Note L—Leases for a detailed discussion of lease accounting.
Goodwill and Tradenames
Goodwill includes the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain, and the purchase of Sierra Trading Post in fiscal 2013, which was rebranded as Sierra in fiscal 2019, both of which are included in Marmaxx. The Company fully impaired the Sierra goodwill, recording an impairment charge of $97 million in fiscal 2018. The Company’s goodwill also includes the excess of cost over the estimated fair market value of the net assets acquired by TJX in the purchase of Winners in fiscal 1991, included in TJX Canada, as well as the purchase of Trade Secret in fiscal 2016, which was re-branded under the T.K. Maxx name during fiscal 2018 and is included in TJX International.
The following is a roll forward of goodwill by segment:

In thousands	Marmaxx	TJX Canada	TJX International	Total
Balance, February 1, 2020	$70,027	$1,675	$23,844	$95,546
Effect of exchange rate changes on goodwill	—	61	3,391	3,452
Balance, January 30, 2021	$70,027	$1,736	$27,235	$98,998
Effect of exchange rate changes on goodwill	—	—	(2,336)	(2,336)
Balance, January 29, 2022	$70,027	$1,736	$24,899	$96,662
Goodwill is considered to have an indefinite life and accordingly is not amortized.
Tradenames, which are included in other assets, are the value assigned to the name “Marshalls,” acquired by TJX in fiscal 1996 as part of the acquisition of the Marshalls chain, the value assigned to the name “Sierra Trading Post,” acquired by TJX in fiscal 2013 and the value assigned to the name “Trade Secret,” acquired by TJX in fiscal 2016. The tradenames were valued utilizing the relief from royalty method, which calculates the discounted present value of assumed after-tax royalty payments. The Marshalls tradename is considered to have an indefinite life and accordingly is not amortized. The Sierra Trading Post tradename is being amortized over 15 years. During the first quarter of fiscal 2021, the Company fully impaired the Trade Secret tradename, recording an impairment charge of $5 million.

The following is a roll forward of tradenames:

	Fiscal Year Ended
	January 29, 2022			January 30, 2021
In thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Impact of FX	Net Carrying Value
Definite-lived intangible assets:
Sierra Trading Post	$38,500	$(23,314)	$15,186	$38,500	$(20,747)	$—	$17,753
Trade Secret	$12,541	$(12,541)	$—	$12,541	$(10,247)	$(2,294)	$—
Indefinite-lived intangible asset:
Marshalls	$107,695	$—	$107,695	$107,695	$—	$—	$107,695
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
Impairment of Long-Lived Assets, Goodwill and Tradenames
TJX evaluates long-lived assets, including tradenames that are amortized and operating lease right of use assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. This evaluation is performed at the lowest level of identifiable cash flows which are largely independent of other groups of assets, generally at the individual store level for fixed assets and operating lease right of use assets, and at the reporting unit for tradenames that are amortized. If indicators of impairment are identified, an undiscounted cash flow analysis is performed to determine if the carrying value of the asset or asset group is recoverable. If the cash flow is less than the carrying value then an impairment charge will be recorded to the extent the fair value of an asset or asset group is less than the carrying value of that asset or asset group. This resulted in immaterial impairment charges on operating lease right of use assets and store fixed assets in fiscal 2022, fiscal 2021 and fiscal 2020. In fiscal 2021, the Company fully impaired the Trade Secret tradename. There were no impairments related to tradenames in fiscal 2022 or fiscal 2020.
Goodwill and indefinite life tradenames are tested for impairment whenever events or changes in circumstances indicate that an impairment may have occurred and at least annually in the fourth quarter of each fiscal year. Goodwill is tested for impairment by using a quantitative assessment by comparing the carrying value of the related reporting unit to its fair value. An impairment exists when this analysis, using typical valuation models such as the discounted cash flow method, shows that the fair value of the reporting unit is less than the carrying cost of the reporting unit. The Company may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessment of qualitative factors is optional and at the Company’s discretion. Indefinite life tradenames are tested for impairment by comparing their carrying value to their fair value, which is determined by calculating the discounted present value of assumed after-tax royalty payments. In fiscal 2022, fiscal 2021 and fiscal 2020, the Company bypassed the qualitative assessment and performed the quantitative impairment test. There were no impairments related to the Company’s goodwill or indefinite life tradenames in fiscal 2022, fiscal 2021, or fiscal 2020.
Advertising Costs
TJX expenses advertising costs as incurred. Advertising expense was $506 million for fiscal 2022, $296 million for fiscal 2021 and $452 million for fiscal 2020.
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

Equity Investment
In fiscal 2020, the Company acquired a 25% ownership stake in privately held Familia, an established, off-price apparel and home fashions retailer operating stores throughout Russia. The Company accounts for its equity investment in Familia using the equity method of accounting, with the investment recorded in Other assets on the Company’s Consolidated Balance Sheets, and the Company’s share of Familia’s results recorded in Selling, general and administrative expenses in the Company’s Consolidated Statements of Income. Due to the timing and availability of financial information of Familia, the Company accounts for this equity method investment on a one-quarter lag.
As of fiscal 2022 and fiscal 2021, the carrying value of the Company’s equity investment in Familia was $186 million and $196 million, respectively, which exceeded its share of Familia’s net assets by approximately $167 million and $186 million, respectively. Substantially all of this difference is comprised of goodwill. Other indefinite-lived intangible assets consisting of tradename and customer relationships are amortized straight line over their useful lives of 10 years for the tradename and 7 years for customer relationships. Revaluing the investment from Russian rubles to the U.S. dollar as of January 29, 2022 resulted in a cumulative translation loss, which reduced the carrying value of TJX’s investment by approximately $40 million. The cumulative translation loss has been recorded in the Company’s Consolidated Balance Sheets as a component of Accumulated other comprehensive loss.
This investment is evaluated for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If the Company concludes that there is an other-than-temporary impairment of this equity investment, it will adjust the carrying amount of the investment to the current fair value. As of fiscal year ended 2022, 2021 and 2020, the Company determined that no impairment of its equity method investment existed.
Subsequent to the fiscal year ended January 29, 2022, given the recent Russian invasion of Ukraine, the Company has committed to divesting its equity ownership in Familia. As a result of this commitment to divest, the Company may recognize an investment loss of up to $225 million. Prior to divestiture, the Company may be required to record an impairment charge if the fair value of its investment in Familia declines below the carrying value on the Consolidated Balance Sheets.
Future Adoption of New Accounting Standards
From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”). The Company has reviewed the new guidance and has determined that it will either not apply to TJX or is not expected to be material to its Consolidated Financial Statements upon adoption and therefore, they are not disclosed.
Note B. Property at Cost
The following table presents the components of property at cost:

	Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021
Land and buildings	$1,911,569	$1,668,381
Leasehold costs and improvements	3,652,280	3,568,829
Furniture, fixtures and equipment	6,871,777	6,525,615
Total property at cost	$12,435,626	$11,762,825
Less accumulated depreciation and amortization	7,164,799	6,726,729
Net property at cost	$5,270,827	$5,036,096
Presented below is information related to carrying values of TJX’s long-lived tangible assets by geographic location:

	Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021
United States	$4,040,955	$3,844,711
Canada	247,511	241,086
Europe	927,020	898,518
Australia	55,341	51,781
Total long-lived tangible assets	$5,270,827	$5,036,096

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income relate to the Company’s foreign currency translation adjustments, deferred gains/losses on pension and other post-retirement obligations and a cash flow hedge on issued debt, all of which are recorded net of the related income tax effects. The following table details the changes in Accumulated other comprehensive (loss) income for fiscal 2022, fiscal 2021 and fiscal 2020:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive (Loss) Income
Balance, February 2, 2019	$(453,177)	$(175,745)	$(1,399)	$(630,321)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $1,189)	(3,943)	—	—	(3,943)
Recognition of net gains/losses on benefit obligations (net of taxes of $20,489)	—	(56,275)	—	(56,275)
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $303)	—	—	831	831
Amortization of prior service cost and deferred gains/losses (net of taxes of $6,019)	—	16,537	—	16,537
Balance, February 1, 2020	$(457,120)	$(215,483)	$(568)	$(673,171)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $2,442)	15,588	—	—	15,588
Recognition of net gains/losses on benefit obligations (net of taxes of $9,974)	—	30,635	—	30,635
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $303)	—	—	831	831
Amortization of prior service cost and deferred gains/losses (net of taxes of $7,298)	—	20,046	—	20,046
Balance, January 30, 2021	$(441,532)	$(164,802)	$263	$(606,071)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $207)	(46,715)	—	—	(46,715)
Recognition of net gains/losses on benefit obligations (net of taxes of $17,659)	—	(48,504)	—	(48,504)
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $603)	—	—	(263)	(263)
Amortization of prior service cost and deferred gains/losses (net of taxes of $4,588)	—	14,403	—	14,403
Balance, January 29, 2022	$(488,247)	$(198,903)	$—	$(687,150)
Note D. Capital Stock and Earnings Per Share
Capital Stock
During the second quarter of fiscal 2022, the Company lifted the temporary suspension of its previously authorized stock repurchase programs. TJX repurchased and retired 32 million shares of its common stock at a cost of approximately $2.2 billion during fiscal 2022, on a “trade date” basis. Prior to the suspension of the Company’s share repurchase program, during the first quarter of fiscal 2021, TJX repurchased and retired 3 million shares of its common stock at a cost of $0.2 billion on a “trade date” basis, and no shares were repurchased during the second quarter of fiscal 2021 through the first quarter of fiscal 2022.

TJX reflects stock repurchases in its consolidated financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $2.2 billion in fiscal 2022, $0.2 billion in fiscal 2021 and $1.6 billion in fiscal 2020 and repurchased 31 million shares in fiscal 2022, 3 million shares in fiscal 2021 and 28 million shares in fiscal 2020. These expenditures were funded by cash generated from operations.
In February 2022, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of TJX common stock from time to time. Under this program and previously announced programs, TJX had approximately $3.8 billion available for repurchase as of January 29, 2022.
All shares repurchased under the stock repurchase programs have been retired.
TJX has five million shares of authorized but unissued preferred stock, $1 par value.
Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Fiscal Year Ended
In thousands except per share amounts	January 29, 2022	January 30, 2021	February 1, 2020
Basic earnings per share:
Net income	$3,282,815	$90,470	$3,272,193
Weighted average common stock outstanding for basic earnings per share calculation	1,199,990	1,199,927	1,208,163
Basic earnings per share	$2.74	$0.08	$2.71
Diluted earnings per share:
Net income	$3,282,815	$90,470	$3,272,193
Weighted average common stock outstanding for basic earnings per share calculation	1,199,990	1,199,927	1,208,163
Assumed exercise/vesting of:
Stock options and awards	15,601	14,776	18,356
Weighted average common stock outstanding for diluted earnings per share calculation	1,215,591	1,214,703	1,226,519
Diluted earnings per share	$2.70	$0.07	$2.67
Cash dividends declared per share(a)	$1.04	$0.26	$0.92
(a)There were no dividends declared during the first three quarters of fiscal 2021. The Company declared a dividend of $0.26 per share in the fourth quarter of fiscal 2021.
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 5.2 million, 6.2 million and 11.8 million such options excluded at the end of fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Note E. Financial Instruments
As a result of its operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates and fuel costs. These market risks may adversely affect TJX’s operating results and financial position. TJX seeks to minimize risk from changes in interest and foreign currency exchange rates and fuel costs through the use of derivative financial instruments when and to the extent deemed appropriate. TJX does not use derivative financial instruments for trading or other speculative purposes and does not use any leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of accumulated other comprehensive (loss) or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged.

Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2022, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2023. The hedge agreements outstanding at January 29, 2022 relate to approximately 50% of TJX’s estimated notional diesel requirements for fiscal 2023. These diesel fuel hedge agreements will settle throughout fiscal 2023 and throughout the first month of fiscal 2024. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at January 29, 2022 cover merchandise purchases the Company is committed to over the next several months. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days’ duration to mitigate this exposure.
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
The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 29, 2022:

In thousands		Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 29, 2022
Fair value hedges:
Intercompany balances, primarily debt and related interest:
	zł	25,000		£4,541	0.1816	Prepaid Exp	$72	$—	$72
		€60,000		£50,568	0.8428	Prepaid Exp	111	—	111
	A$	170,000	U.S.$	122,061	0.7180	Prepaid Exp	2,047	—	2,047
	U.S.$	74,646		£55,000	0.7368	(Accrued Exp)	—	(918)	(918)
		€200,000	U.S.$	230,319	1.1516	Prepaid Exp	4,535		4,535
Economic hedges for which hedge accounting was not elected:
Diesel contracts	Diesel fuel contracts	Fixed on 3.6M - 4.0M gal per month		Float on 3.6M - 4.0M gal per month	N/A	Prepaid Exp	23,649	—	23,649
Intercompany billings in TJX International, primarily merchandise related:
		€91,000		£75,894	0.8340	(Accrued Exp)	—	(145)	(145)
Merchandise purchase commitments:
	C$	987,756	U.S.$	783,000	0.7927	Prepaid Exp / (Accrued Exp)	6,641	(80)	6,561
	C$	38,138		€26,500	0.6948	(Accrued Exp)	—	(248)	(248)
		£325,482	U.S.$	442,100	1.3583	Prepaid Exp / (Accrued Exp)	6,023	(632)	5,391
	zł	453,000		£82,112	0.1813	Prepaid Exp / (Accrued Exp)	744	(449)	295
	A$	65,551	U.S.$	47,500	0.7246	Prepaid Exp	1,270	—	1,270
	U.S.$	66,989		€59,000	0.8807	(Accrued Exp)	—	(820)	(820)
Total fair value of financial instruments							$45,092	$(3,292)	$41,800

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 30, 2021:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 30, 2021
Fair value hedges:
Intercompany balances, primarily debt and related interest:
zł	45,000		£8,846	0.1966	Prepaid Exp	$11	$—	$11
A$	80,000	U.S.$	62,032	0.7754	Prepaid Exp	738	—	738
U.S.$	75,102		£55,000	0.7323	Prepaid Exp	357	—	357
	£200,000	U.S.$	274,853	1.3743	Prepaid Exp	32	—	32
	€200,000	U.S.$	244,699	1.2235	Prepaid Exp / (Accrued Exp)	427	(182)	245
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 1.5M - 3.8M gal per month		Float on 1.5M - 3.8M gal per month	N/A	Prepaid Exp	4,880	—	4,880
Merchandise purchase commitments:
C$	384,679	U.S.$	296,000	0.7695	Prepaid Exp / (Accrued Exp)	430	(5,627)	(5,197)
C$	5,391		€3,500	0.6492	Prepaid Exp	24	—	24
	£203,264	U.S.$	263,950	1.2986	(Accrued Exp)	—	(15,086)	(15,086)
zł	30,000		£5,865	0.1955	(Accrued Exp)	—	(29)	(29)
A$	46,985	U.S.$	35,250	0.7502	Prepaid Exp / (Accrued Exp)	144	(837)	(693)
U.S.$	99,810		€83,700	0.8386	Prepaid Exp / (Accrued Exp)	1,986	(160)	1,826
Total fair value of financial instruments						$9,029	$(21,921)	$(12,892)
The impact of derivative financial instruments on the Consolidated Statement of Income during fiscal 2022, fiscal 2021 and fiscal 2020 is presented below:

	Location of Gain (Loss) Recognized in Income by Derivative	Amount of Gain (Loss) Recognized in Income by Derivative
In thousands		January 29, 2022	January 30, 2021	February 1, 2020
Fair value hedges:
Intercompany balances, primarily debt and related interest	Selling, general and administrative expenses	$36,033	$(59,829)	$4,788
Economic hedges for which hedge accounting was not elected:
Intercompany receivable	Selling, general and administrative expenses	—	—	3,257
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	43,306	(5,638)	(9,780)
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	5,021	(4,249)	2,652
International lease liabilities	Cost of sales, including buying and occupancy costs	—	—	(1,113)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	23,952	(4,468)	10,484
Gain (loss) recognized in income		$108,312	$(74,184)	$10,288
Included in the table above are realized gains of $54 million in fiscal 2022, realized losses of $74 million in fiscal 2021 and realized gains of $20 million in fiscal 2020, all of which were largely offset by gains and losses on the underlying hedged item.

Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price”. The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021
Level 1
Assets:
Executive Savings Plan investments	$387,666	$363,729
Level 2
Assets:
Foreign currency exchange contracts	$21,443	$4,149
Diesel fuel contracts	23,649	4,880
Liabilities:
Foreign currency exchange contracts	$3,292	$21,921
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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt at January 29, 2022 was $3.5 billion compared to a carrying value of $3.4 billion. The fair value of long-term debt at January 30, 2021 was $5.9 billion compared to a carrying value of $5.3 billion. The fair value of the current portion of long-term debt as of January 30, 2021 was $754 million compared to a carrying value of $750 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations. For additional information on long-term debt, see Note J—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, whereas the majority of assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the years ended January 29, 2022, January 30, 2021 and February 1,
2020, the Company did not record any material impairments to long-lived assets.

Note G. Segment Information
TJX operates four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and the HomeGoods segment (HomeGoods, Homesense and homegoods.com) both operate in the United States, the TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. In addition to the Company’s four main business segments, Sierra operates sierra.com and retail stores in the U.S. The results of Sierra are included in the Marmaxx segment.
All of TJX’s stores, with the exception of HomeGoods and HomeSense, sell family apparel and home fashions. HomeGoods and HomeSense offer home fashions. The percentages of the Company’s consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020
Apparel:
Clothing including footwear	47%	46%	51%
Jewelry and accessories	15	15	16
Home fashions	38	39	33
Total	100%	100%	100%
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
Presented below is financial information with respect to TJX’s business segments:

	Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021	February 1, 2020
Net sales:
In the United States:
Marmaxx	$29,483,073	$19,362,573	$25,664,805
HomeGoods	8,995,140	6,096,237	6,355,770
TJX Canada	4,342,538	2,836,088	4,031,406
TJX International	5,729,231	3,842,064	5,664,996
Total net sales	$48,549,982	$32,136,962	$41,716,977
Segment profit (loss):
In the United States:
Marmaxx	$3,812,847	$891,180	$3,469,794
HomeGoods	907,391	509,562	680,520
TJX Canada	484,585	124,143	515,559
TJX International	161,199	(503,618)	307,081
Total segment profit	$5,366,022	$1,021,267	$4,972,954
General corporate expense	611,090	439,037	556,745
Loss on early extinguishment of debt	242,248	312,233	—
Interest expense, net	115,076	180,734	10,026
Income before income taxes	$4,397,608	$89,263	$4,406,183

Business segment information (continued):

	Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021	February 1, 2020
Identifiable assets:
In the United States:
Marmaxx	$11,230,232	$10,220,441	$11,162,890
HomeGoods	3,460,830	2,851,131	2,785,006
TJX Canada	2,196,895	2,035,341	1,889,679
TJX International	4,280,596	4,389,261	4,284,385
Corporate(a)	7,292,905	11,317,381	4,023,043
Total identifiable assets	$28,461,458	$30,813,555	$24,145,003
Capital expenditures:
In the United States:
Marmaxx	$514,141	$216,186	$614,624
HomeGoods	243,551	162,200	251,864
TJX Canada	68,585	43,879	101,862
TJX International	218,517	145,756	254,766
Total capital expenditures(b)	$1,044,794	$568,021	$1,223,116
Depreciation and amortization:
In the United States:
Marmaxx	$464,660	$478,963	$473,908
HomeGoods	149,130	135,205	124,360
TJX Canada	72,507	70,777	66,693
TJX International	174,216	175,824	197,262
Corporate(c)	7,489	9,989	5,080
Total depreciation and amortization	$868,002	$870,758	$867,303
(a)Corporate identifiable assets consist primarily of cash, the trust assets in connection with the Executive Savings Plan and the investment in Familia. Consolidated cash, including cash held in the Company’s foreign entities, is included with corporate assets for consistency with the reporting of cash for the Company’s segments in the U.S.
(b)Fiscal 2022 increase in capital spending due to the COVID-19 pandemic impacts in fiscal 2021.
(c)Includes debt discount accretion and debt expense amortization.
Note H. Stock Incentive Plan
TJX has a Stock Incentive Plan under which options and other share-based awards may be granted to its directors, officers and key employees. The number of shares authorized for issuance under this plan has been approved by TJX’s shareholders, and all share-based compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, has provided for the issuance of up to 696 million shares with 28 million shares available for future grants as of January 29, 2022. TJX issues shares under the plan from authorized but unissued common stock.
Total compensation cost related to share-based compensation was $189 million, $59 million and $125 million in fiscal 2022, 2021 and 2020, respectively. As of January 29, 2022, there was $160 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2 years.
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

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Risk-free interest rate	0.84%	0.28%	1.65%
Dividend yield(a)	1.5%	1.4%	1.6%
Expected volatility factor	23.8%	26.5%	23.4%
Expected option life	5.0 years	5.0 years	4.9 years
Weighted average fair value of options issued	$12.85	$11.29	$10.84
(a)The reduction in the yield in fiscal 2021 reflected the temporary suspension of dividends due to the COVID-19 pandemic. TJX calculated an implied dividend yield of 1.4% by anticipating dividends to resume. The decrease in expected dividend yield reflected the suspension of dividend payments during the first nine months of fiscal 2021.
The risk-free interest rate is for periods within the contractual life of the option based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses historical data to estimate option exercises, employee termination behavior and dividend yield within the valuation model. Expected volatility is based on a combination of implied volatility from traded options on the Company’s stock, and historical volatility during a term approximating the expected life of the option granted. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical exercise trends. Employee groups and option characteristics are considered separately for valuation purposes when applicable.
A summary of the status of TJX’s stock options and related weighted average exercise prices (“WAEP”) is presented below:

	Fiscal Year Ended
Shares in thousands	January 29, 2022		January 30, 2021		February 1, 2020
	Options	WAEP	Options	WAEP	Options	WAEP
Outstanding at beginning of year	42,604	$41.79	45,065	$36.81	49,053	$32.02
Granted	5,324	70.48	6,268	57.32	6,150	56.74
Exercised	(7,160)	32.04	(8,239)	25.68	(9,518)	24.40
Forfeitures	(535)	57.55	(490)	52.96	(620)	46.37
Outstanding at end of year	40,233	$47.11	42,604	$41.79	45,065	$36.81
Options exercisable at end of year	29,159	$40.93	30,659	$36.05	32,276	$31.04
The total intrinsic value of options exercised was $275 million in fiscal 2022, $279 million in fiscal 2021 and $293 million in fiscal 2020.
The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable as of January 29, 2022:

	Shares (in thousands)	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contract Life	WAEP
Options outstanding expected to vest(a)	10,281	$83,586	8.9 years	$63.25
Options exercisable	29,159	$887,932	5.0 years	$40.93
Total outstanding options vested and expected to vest	39,440	$971,518	6.0 years	$46.75
(a)Reflects 11 million unvested options, net of anticipated forfeitures.

Stock Awards
TJX grants restricted stock units and performance share units under the Stock Incentive Plan. Restricted stock units and performance share units are collectively referred to as stock awards. These awards were granted without a purchase price to the recipient and are subject to vesting conditions. Vesting conditions for performance share units include specified performance criteria, generally for a period of three fiscal years. The grant date fair value of the stock awards is charged to income over the requisite service period during which the recipient must remain employed. The fair value of the stock awards is determined at date of grant in accordance with ASC Topic 718 and, for performance share units, assumes that performance goals will be achieved at target. Performance share units and related compensation costs recognized are adjusted, as applicable, for performance above or below the target specified in the award.
During fiscal 2022 and fiscal 2021, modifications were approved to previously-granted nonvested performance share unit awards. Under ASC Topic 718 these modifications required that the fair value of these awards be adjusted to reflect the fair value on the date of the modification and resulted in a share-based compensation charge of $37 million in fiscal 2022 and $16 million in fiscal 2021.
A summary of the status of the Company’s non-vested stock awards and changes during fiscal 2022 is presented below:

In thousands except grant date fair value	Restricted Stock Units	Performance Share Units	Total Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,799	1,122	2,921	$51.36
Granted	513	307	820	65.53
Vested	(460)	(378)	(838)	52.77
Forfeited	(16)	(4)	(20)	60.24
Modification	—	(115)	(115)	54.99
Nonvested at end of year	1,836	932	2,768	58.91
There were 819,587 units with a weighted average grant date fair value of $65.53, granted in fiscal 2022, 857,216 units, with a weighted average grant date fair value of $56.24, granted in fiscal 2021, and 1,001,849 units, with a weighted average grant date fair value of $53.20, granted in fiscal 2020. The fair value of awards that vested was $44 million in fiscal 2022, $57 million in fiscal 2021, and $38 million in fiscal 2020.
The nonvested performance share units are based on the target level of performance achievement under the awards. The actual payout of performance share units will depend on performance results for the award cycle.
Other Awards
TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. As of the end of fiscal 2022, a total of 557,241 of these deferred shares were outstanding under the plan.
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

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,619,274	$1,532,416	$113,478	$104,823
Service cost	49,116	50,123	2,426	2,430
Interest cost	52,097	50,210	3,099	3,283
Actuarial losses	29,350	13,758	233	8,229
Benefits paid	(29,548)	(24,527)	(4,447)	(5,287)
Expenses paid	(3,034)	(2,706)	—	—
Projected benefit obligation at end of year	$1,717,255	$1,619,274	$114,789	$113,478
Accumulated benefit obligation at end of year	$1,560,239	$1,481,505	$100,108	$97,451

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Change in plan assets:
Fair value of plan assets at beginning of year	$1,686,735	$1,562,274	$—	$—
Actual return on plan assets	59,422	151,594	—	—
Employer contribution	100	100	4,447	5,287
Benefits paid	(29,548)	(24,527)	(4,447)	(5,287)
Expenses paid	(3,034)	(2,706)	—	—
Fair value of plan assets at end of year	$1,713,675	$1,686,735	$—	$—
Reconciliation of funded status:
Projected benefit obligation at end of year	$1,717,255	$1,619,274	$114,789	$113,478
Fair value of plan assets at end of year	1,713,675	1,686,735	—	—
Funded status – excess obligation (asset)	$3,580	$(67,461)	$114,789	$113,478
Net liability (asset) recognized on Consolidated Balance Sheets	$3,580	$(67,461)	$114,789	$113,478
Amounts not yet reflected in net periodic benefit cost and included in Accumulated other comprehensive income (loss):
Prior service cost	$426	$803	$—	$—
Accumulated actuarial losses	297,336	245,506	31,599	35,880
Amounts included in Accumulated other comprehensive income (loss)	$297,762	$246,309	$31,599	$35,880
The Consolidated Balance Sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in Accumulated other comprehensive income (loss). The combined net accrued liability of $118 million at January 29, 2022 is reflected on the Consolidate Balance Sheets as of that date as a current liability of $4 million and a long-term liability of $114 million. The combined net accrued liability of $46 million at January 30, 2021 is reflected on the Consolidated Balance Sheets as of that date as a current liability of $7 million, a long-term liability of $106 million, and a long-term asset of $67 million.
The increase in the actuarial losses included in Accumulated other comprehensive income (loss) for the funded plan for fiscal 2022 was driven by the actual return on assets which was $37 million less than the Company’s estimated return.

TJX determined the assumed discount rate using the BOND: Link model in fiscal 2022 and fiscal 2021. TJX uses the BOND: Link model as this model allows for the selection of specific bonds resulting in better matches in timing of the plans’ expected cash flows. Presented below are weighted average assumptions for measurement purposes for determining the obligation at the year-end measurement date:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Discount rate	3.40%	3.20%	3.30%	2.80%
Rate of compensation increase(a)	4.00%	4.00%	4.00%	4.00%
(a)As of fiscal 2020, the rate of compensation increase for the Unfunded Plan, reflects the rate for participants eligible for the alternative benefit as the participants eligible for the primary benefit no longer accrue benefits under this plan.
TJX made aggregate cash contributions of $5 million in fiscal 2022, $5 million in fiscal 2021 and $102 million in fiscal 2020 to the funded plan and to fund current benefit and expense payments under the unfunded plan. TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target pursuant to the Internal Revenue Code section 430) or such other amount as is sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. The Company does not anticipate any required funding in fiscal 2023 for the funded plan. The Company anticipates making contributions of $4 million to provide current benefits coming due under the unfunded plan in fiscal 2023.
The following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) related to the Company’s pension plans:

	Funded Plan Fiscal Year Ended			Unfunded Plan Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021	February 1, 2020	January 29, 2022	January 30, 2021	February 1, 2020
Net periodic pension cost:
Service cost	$49,116	$50,123	$44,685	$2,426	$2,430	$2,059
Interest cost	52,097	50,210	52,172	3,099	3,283	3,740
Expected return on plan assets	(96,002)	(88,997)	(74,141)	—	—	—
Amortization of prior service cost	377	377	377	—	—	—
Amortization of net actuarial loss	14,101	22,351	19,055	4,513	4,616	3,124
Total expense	$19,689	$34,064	$42,148	$10,038	$10,329	$8,923
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	$65,930	$(48,838)	$71,590	$233	$8,229	$4,682
Amortization of net (loss)	(14,101)	(22,351)	(19,055)	(4,513)	(4,616)	(3,124)
Amortization of prior service cost	(377)	(377)	(377)	—	—	—
Total recognized in other comprehensive income (loss)	$51,452	$(71,566)	$52,158	$(4,280)	$3,613	$1,558
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$71,141	$(37,502)	$94,306	$5,758	$13,942	$10,481
Weighted average assumptions for expense purposes:
Discount rate	3.20%	3.30%	4.30%	2.80%	3.10%	4.10%
Expected rate of return on plan assets	5.75%	5.75%	6.00%	N/A	N/A	N/A
Rate of compensation increase(a)	4.00%	4.00%	4.00%	4.00%	4.00%	6.00%
(a)For fiscal 2020, the rate of compensation increase for participants eligible for the primary benefit under the unfunded plan is 6.00%. The assumed rate of compensation increase for participants eligible for the alternative benefit under the unfunded plan is 4.00%.
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

The following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

In thousands	Funded Plan Expected Benefit Payments	Unfunded Plan Expected Benefit Payments
Fiscal Year:
2023	$40,162	$3,888
2024	46,253	5,042
2025	52,352	6,363
2026	58,390	52,601
2027	64,463	8,424
2028 through 2032	408,023	41,209
The following tables present the fair value hierarchy (See Note F—Fair Value Measurements) for pension assets measured at fair value on a recurring basis as of January 29, 2022 and January 30, 2021:

	Funded Plan at January 29, 2022
In thousands	Level 1	Level 2	Total
Asset category:
Short-term investments	$8,537	$—	$8,537
Equity Securities	178,336	—	178,336
Fixed Income Securities:
Corporate and government bond funds	—	1,021,612	1,021,612
Futures Contracts	—	2,806	2,806
Total assets in the fair value hierarchy	$186,873	$1,024,418	$1,211,291
Assets measured at net asset value(a)	—	—	502,384
Fair value of assets	$186,873	$1,024,418	$1,713,675

	Funded Plan at January 30, 2021
In thousands	Level 1	Level 2	Total
Asset category:
Short-term investments	$8,598	$—	$8,598
Equity Securities	174,691	—	174,691
Fixed Income Securities:
Corporate and government bond funds	—	548,667	548,667
Futures Contracts	—	4,896	4,896
Total assets in the fair value hierarchy	$183,289	$553,563	$736,852
Assets measured at net asset value(a)	—	—	949,883
Fair value of assets	$183,289	$553,563	$1,686,735
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
Following is the asset allocation under the qualified pension plan as of the valuation date for the fiscal years presented:

	January 29, 2022	January 30, 2021
Return-seeking assets	45%	48%
Liability-hedging assets	55%	51%
All other – primarily cash	—%	1%
Under TJX’s investment policy, qualified pension plan assets are to be invested with the objective of generating investment returns that, in combination with funding contributions, provide adequate assets to meet all current and reasonably anticipated future benefit obligations under the plan. The investment policy includes a dynamic asset allocation strategy, whereby, over time, in connection with improvements in the plan’s funded status, the target allocation of return-seeking assets (generally, equities and other instruments with similar risk profile) may decline and the target allocation of liability-hedging assets (generally, fixed income and other instruments with a similar risk profile) may increase. Under the investment policy guidelines, the target asset allocation of return-seeking assets and liability-hedging assets was 44% and 56%, respectively, as of January 29, 2022. Risks are sought to be mitigated through asset diversification and the use of multiple investment managers. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measurements and periodic asset/liability studies.
Other Retirement Benefits
TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all eligible U.S. employees and a similar type of plan for eligible employees in Puerto Rico. Employees may contribute up to 50% of eligible pay, subject to limitations. TJX matches employee contributions, up to 5% of eligible pay, including a basic match at rates of 25% or 75% (based upon date of hire and other eligibility criteria) plus a discretionary match, generally up to 25%, based on TJX’s performance. TJX may also make additional discretionary contributions. Eligible employees are automatically enrolled in the U.S. Plan and, effective February 1, 2022, the Puerto Rico savings plan at a 2% deferral rate, unless the employee elects otherwise. The total cost of TJX contributions to these plans was $83 million in fiscal 2022, $61 million in fiscal 2021 and $59 million in fiscal 2020.
TJX also has a nonqualified savings plan (the Executive Savings Plan) for certain U.S. employees. TJX matches employee deferrals at various rates which amounted to $7 million in fiscal 2022, $3 million in fiscal 2021 and $7 million in fiscal 2020. Although the plan is unfunded, in order to help meet its future obligations TJX transfers an amount generally equal to employee deferrals and the related company match to a separate “rabbi” trust. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.
In addition to the plans described above, TJX also contributes to retirement/deferred savings programs for eligible Associates at certain of its foreign subsidiaries. The Company contributed $26 million for these programs in fiscal 2022, $22 million for these programs in fiscal 2021 and $20 million in fiscal 2020.
Multiemployer Pension Plans
TJX contributes to certain multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover union-represented employees. TJX contributed $25 million in fiscal 2022, $19 million in fiscal 2021 and $20 million in fiscal 2020 to the Legacy Plan of the National Retirement Fund (EIN #13-6130178, plan #1), the Adjustable Plan of the National Retirement Fund (EIN #13-6130178, plan #2), the Legacy Plan of the UNITE HERE Retirement Fund (EIN #82-0994119, plan #1) and the Adjustable Plan of the UNITE HERE Retirement Fund (EIN #82-0994119, plan #2). TJX was listed in the Form 5500 for the Legacy Plan of the National Retirement Fund and the Adjustable Plan of the National Retirement Fund as providing more than 5% of the total contributions for the plan year ending December 31, 2020. In addition, based on information available to TJX, the Pension Protection Act Zone status for the Legacy Plan of the National Retirement Fund is critical and for the Legacy Plan of the UNITE HERE Retirement Fund is critical and declining, and rehabilitation plans have been adopted by these plans.

The risks of participating in multiemployer pension plans are different from the risks of single-employer pension plans in certain respects, including the following: (a) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; (c) if TJX ceases to have an obligation to contribute to a multiemployer plan in which the Company had been a contributing employer, or in certain other circumstances, the Company may be required to pay to the plan an amount based on the Company’s allocable share of the underfunded status of the plan, referred to as a withdrawal liability.
Note J. Long-Term Debt and Credit Lines
The table below presents long-term debt, exclusive of current installments, as of January 29, 2022 and January 30, 2021. All amounts are net of unamortized debt discounts.

In thousands	January 29, 2022	January 30, 2021
General corporate debt:
2.750% senior unsecured notes, redeemed on April 15, 2021 (effective interest rate of 2.76% after reduction of unamortized debt discount of $25 in fiscal 2021)	$—	$749,975
2.500% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $56 and $100 in fiscal 2022 and 2021, respectively)	499,944	499,900
3.500% senior unsecured notes, redeemed on June 4, 2021 (effective interest rate of 3.58% after reduction of unamortized debt discount of $4,208 in fiscal 2021)	—	1,245,792
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $3,419 and $4,165 in fiscal 2022 and 2021, respectively)	996,581	995,835
3.750% senior unsecured notes, redeemed on June 4, 2021 (effective interest rate of 3.76% after reduction of unamortized debt discount of $456 in fiscal 2021)	—	749,544
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount of $811 and $939 in fiscal 2022 and 2021, respectively)	499,189	499,061
3.875% senior unsecured notes, maturing April 15, 2030; see tender offer details below (effective interest rate of 3.89% after reduction of unamortized debt discount of $506 and $568 in fiscal 2022 and 2021, respectively)	495,344	495,282
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount of $551 and $610 in fiscal 2022 and 2021, respectively)	499,449	499,390
4.500% senior unsecured notes, maturing April 15, 2050; see tender offer details below (effective interest rate of 4.52% after reduction of unamortized debt discount of $2,132 and $2,208 in fiscal 2022 and 2021, respectively)	383,367	383,291
Total debt	3,373,874	6,118,070
Current maturities of long-term debt, net of debt issuance costs	—	(749,684)
Debt issuance costs	(19,033)	(35,465)
Long-term debt	$3,354,841	$5,332,921
The aggregate maturities of long-term debt, inclusive of current installments at January 29, 2022 are as follows:

In thousands	Long-Term Debt
Fiscal Year:
2023	$—
2024	500,000
2025	—
2026	—
2027	1,000,000
Later years	1,881,349
Unamortized debt discount	(7,475)
Debt issuance costs	(19,033)
Aggregate maturities of long-term debt	$3,354,841

Senior Unsecured Notes
On June 4, 2021, the Company completed make-whole calls for its $1.25 billion aggregate principal amount of 3.500% Notes maturing in 2025, and its $750 million aggregate principal amount of 3.750% Notes maturing in 2027, which 3.500% Notes and 3.750% Notes were originally issued and sold on April 1, 2020. The Notes redeemed via make-whole calls were issued in the first quarter of fiscal 2021 in response to the COVID-19 pandemic. As a result of these redemptions prior to their scheduled maturities, the Company recorded a pre-tax debt extinguishment charge of $242 million in the second quarter of fiscal 2022.
On April 15, 2021, the Company redeemed all of the outstanding $750 million in aggregate principal amount of its 2.750% Notes due June 15, 2021 at a redemption price equal to 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date.
On April 1, 2020, in response to the COVID-19 pandemic, the Company issued and sold $1.25 billion aggregate principal amount of 3.875% Notes due 2030 and $750 million aggregate principal amount of 4.500% Notes due 2050, portions of which were subsequently repurchased pursuant to cash tender offers completed by the Company in December 2020, reducing the aggregate principal amount outstanding to $495.5 million and $385.0 million, respectively. Interest on these notes is payable semi-annually. In November 2020, TJX completed the issuance of (a) $500 million aggregate principal amount of 1.150% Notes due 2028 and (b) $500 million aggregate principal amount of 1.600% Notes due 2031. Interest on these notes is payable semi-annually.
As of January 29, 2022, TJX had outstanding $1 billion aggregate principal amount of 2.250% ten-year Notes due September 2026 and $500 million aggregate principal amount of 2.500% ten-year Notes due May 2023. TJX entered into a rate-lock agreement to hedge $700 million of the 2.250% notes and $250 million of the 2.500% notes prior to their issuance. The cost of these agreements is being amortized to interest expense over the term of the notes resulting in an effective fixed rate of 2.36% for the 2.25% notes and 2.57% for the 2.50% notes.
Credit Facilities
On June 25, 2021, the Company entered into a revolving credit agreement providing for a $1 billion senior unsecured revolving credit facility maturing on June 25, 2026 (the “2026 Revolving Credit Facility”). The 2026 Revolving Credit Facility replaced the Company's $500 million revolving credit facility that was scheduled to mature in March 2022 (the “2022 Revolving Credit Facility”), and the $500 million 364 revolving credit facility that was scheduled to mature in August 2021 (the “364-Day Revolving Credit Facility”). Each of the 2022 Revolving Credit Facility and the 364-Day Revolving Credit Facility were terminated on June 25, 2021. With the 2026 Revolving Credit Facility and the Company’s existing $500 million revolving credit facility that matures in May 2024 (the “2024 Revolving Credit Facility”), the Company maintained borrowing capacity of $1.5 billion. The terms of these revolving credit facilities require quarterly payments on the committed amount and payment of interest on borrowings at rates based on LIBOR or a base rate plus a variable margin, in each case based on the Company’s long-term debt ratings. The 2024 Revolving Credit Facility requires usage fees based on total credit extensions under the facility. As of January 29, 2022 and January 30, 2021, there were no amounts outstanding under these facilities. Each of these facilities require TJX to maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (EBITDAR) of not more than 3.50 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
As of January 29, 2022 and January 30, 2021, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of January 29, 2022 and January 30, 2021, and during the years then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of January 29, 2022 and January 30, 2021, and during the years then ended, the Company’s European business at TJX International had an uncommitted credit line of £5 million. As of January 29, 2022 and January 30, 2021, there were no amounts outstanding on the European credit line.
Note K. Income Taxes
For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021	February 1, 2020
United States	$3,934,151	$642,482	$3,742,227
Foreign	463,457	(553,219)	663,956
Income before income taxes	$4,397,608	$89,263	$4,406,183

The provision (benefit) for income taxes includes the following:

	Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021	February 1, 2020
Current:
Federal	$766,200	$189,854	$708,508
State	270,480	36,246	250,830
Foreign	122,325	4,985	181,061
Deferred:
Federal	(32,562)	(97,705)	9,409
State	(25,723)	(25,406)	(8,203)
Foreign	14,073	(109,181)	(7,615)
Provision (benefit) provision for income taxes	$1,114,793	$(1,207)	$1,133,990
TJX had net deferred tax assets (liabilities) as follows:

	Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021
Deferred tax assets:
Net operating loss carryforward	$159,154	$171,568
Pension, stock compensation, postretirement and employee benefits	368,060	272,872
Operating lease liabilities	2,379,024	2,409,392
Accruals and reserves	236,642	239,696
Other	13,253	14,750
Total gross deferred tax assets	$3,156,133	$3,108,278
Valuation allowance	(85,497)	(76,682)
Total deferred tax asset	$3,070,636	$3,031,596
Deferred tax liabilities:
Property, plant and equipment	$553,138	$530,675
Capitalized inventory	48,413	47,769
Operating lease right of use assets	2,288,985	2,321,733
Tradename/intangibles	19,077	17,391
Undistributed foreign earnings	8,718	4,789
Other	11,509	19,212
Total deferred tax liabilities	$2,929,840	$2,941,569
Net deferred tax asset	$140,796	$90,027
Non-current asset	$184,971	$127,191
Non-current liability	(44,175)	(37,164)
Total	$140,796	$90,027
TJX has provided for all applicable state and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through January 29, 2022. The Company has not provided for federal, state, or foreign withholding taxes on the approximately $1 billion of undistributed earnings related to all other foreign subsidiaries as such earnings are considered to be indefinitely reinvested in the business. The net amount of unrecognized state and foreign withholding tax liabilities related to the undistributed earnings is not material.
As of January 29, 2022 and January 30, 2021, for state income tax purposes, TJX had net operating loss carryforwards of $291 million and $224 million respectively, which expire, if unused, in the years 2023 through 2042. TJX has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance of $14 million has been provided for the deferred tax asset as of January 29, 2022 and $14 million as of January 30, 2021.

The Company had available for foreign income tax purposes (related to Australia, Austria, Germany, the Netherlands, Poland and the U.K.) net operating loss carryforwards of $534 million as of January 29, 2022, and $626 million as of January 30, 2021. Of the net operating loss carryforwards as of January 29, 2022, $5 million will expire, if unused, in fiscal year 2026. The remaining loss carryforwards do not expire. For the deferred tax assets associated with the net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized, TJX had valuation allowances recorded of approximately $71 million as of January 29, 2022, and approximately $62 million as of January 30, 2021.
The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Effective state income tax rate	4.6	28.1	4.6
Impact of foreign operations	0.9	21.4	0.8
Excess share-based compensation	(1.2)	(59.4)	(1.3)
Tax credits	(0.3)	(8.9)	—
Nondeductible/nontaxable items	0.2	(3.3)	—
All other	0.2	(0.3)	0.6
Worldwide effective income tax rate	25.4%	(1.4)%	25.7%
TJX’s effective income tax rate increased for fiscal 2022 as compared to fiscal 2021. The increase in the fiscal 2022 effective income tax rate is primarily due to the significant increase in profit in fiscal 2022 as compared to the mix of income and losses by jurisdictions in fiscal 2021.
TJX had net unrecognized tax benefits of $288 million as of January 29, 2022, $272 million as of January 30, 2021 and $255 million as of February 1, 2020.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021	February 1, 2020
Balance, beginning of year	$269,371	$259,359	$244,195
Additions for uncertain tax positions taken in current year	9,272	11,751	21,559
Additions for uncertain tax positions taken in prior years	3,032	834	722
Reductions resulting from lapse of statute of limitations	(1,989)	(2,352)	(4,022)
Settlements with tax authorities	—	(221)	(3,095)
Balance, end of year	$279,686	$269,371	$259,359
Included in the gross amount of unrecognized tax benefits are items that will impact future effective tax rates upon recognition. These items amounted to $260 million as of January 29, 2022, $250 million as of January 30, 2021 and $240 million as of February 1, 2020.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $7 million for the year ended January 29, 2022, $8 million for the year ended January 30, 2021 and $5 million for the year ended February 1, 2020. The accrued amounts for interest and penalties are $43 million as of January 29, 2022, $36 million as of January 30, 2021 and $28 million as of February 1, 2020.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the consolidated financial statements as of January 29, 2022. During the next twelve months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by up to $45 million, which would reduce the provision for taxes on earnings.

Note L. Leases
TJX is committed under long-term leases related to its continuing operations for the rental of real estate and certain service contracts containing embedded leases, all of which are operating leases. Real estate leases represent virtually all of the Company’s store locations as well as some of its distribution centers and office space. Most of TJX’s leases in the U.S. and Canada are store operating leases with ten-year terms and options to extend for one or more five-year periods. Leases in Europe generally have an initial term of ten to fifteen years and leases in Australia generally have an initial lease term of primarily seven to ten years, some of which have options to extend. Many of the Company's leases have options to terminate prior to the lease expiration date. The exercise of both lease renewal and termination options is at the Company’s sole discretion and is not reasonably certain at lease commencement. The Company has deemed that the expense of store renovations makes the renewal of the next lease option reasonably certain to be exercised after these renovations occur.
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
Supplemental balance sheet information related to leases is as follows:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021
Weighted-average remaining lease term	6.6 years	6.8 years
Weighted-average discount rate	2.4%	2.6%
The following table is a summary of the Company’s components of net lease cost for the fiscal years ended:

		Fiscal Year Ended
In thousands	Classification	January 29, 2022	January 30, 2021	February 1, 2020
Operating lease cost	Cost of sales, including buying and occupancy costs	$1,906,320	$1,820,396	$1,752,122
Variable and short term lease cost	Cost of sales, including buying and occupancy costs	1,386,059	1,162,971	1,226,716
Total lease cost		$3,292,379	$2,983,367	$2,978,838
Supplemental cash flow information related to leases is as follows:

	Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021	February 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,079,564	$1,663,005	$1,736,403
Lease liabilities arising from obtaining right of use assets	$1,658,240	$1,380,402	$1,786,212
During fiscal 2022, the Company repaid the rent deferrals that had been negotiated due to the COVID-19 pandemic in fiscal 2021 for a significant number of its stores.

The following table summarizes the maturity of lease liabilities under operating leases as of January 29, 2022:

In thousands	January 29, 2022
Fiscal Year:
2022	$1,911,459
2023	1,765,056
2024	1,551,319
2025	1,329,031
2026	1,076,816
Later years	2,250,758
Total lease payments(a)	9,884,439
Less: imputed interest(b)	732,288
Total lease liabilities(c)	$9,152,151
(a)Operating lease payments exclude legally binding minimum lease payments for leases signed but not yet commenced and include options to extend lease terms that are now deemed reasonably certain of being exercised according to the Company’s Lease Accounting Policy.
(b)Calculated using the incremental borrowing rate for each lease.
(c)Total lease liabilities are broken out on the Consolidated Balance Sheets between Current portion of operating lease liabilities and Long-term operating lease liabilities.
Note M. Accrued Expenses and Other Liabilities, Current and Long Term
The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021
Employee compensation and benefits, current	$1,116,529	$946,229
Merchandise credits and gift certificates	685,202	576,187
Occupancy costs, including rent, utilities and real estate taxes	399,015	314,850
Dividends payable	311,808	315,604
Sales tax collections and V.A.T. taxes	267,867	115,409
Accrued capital additions	185,695	89,110
All other current liabilities	1,278,881	1,114,070
Total accrued expenses and other current liabilities	$4,244,997	$3,471,459
All other current liabilities include accruals for expense payables, insurance, customer rewards liability, reserve for sales returns, reserve for taxes, advertising, interest, fair value of derivatives and other items, each of which is individually less than 5% of current liabilities.
The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021
Employee compensation and benefits, long-term	$647,214	$679,661
Tax reserve, long-term	277,076	264,104
Asset retirement obligation	66,292	58,385
All other long-term liabilities	25,138	61,752
Total other long-term liabilities	$1,015,720	$1,063,902

Note N. Contingent Obligations, Contingencies, and Commitments
Contingent Contractual Obligations
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
Legal Contingencies
TJX is subject to certain legal proceedings, lawsuits, disputes and claims that arise from time to time in the ordinary course of its business. TJX has accrued immaterial amounts in the accompanying Consolidated Financial Statements for certain of its legal proceedings.
Letters of Credit
TJX had outstanding letters of credit totaling $53 million as of January 29, 2022 and $28 million as of January 30, 2021. Letters of credit are issued by TJX primarily for the purchase of inventory.
Note O. Supplemental Cash Flow Information
TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
In thousands	January 29, 2022	January 30, 2021	February 1, 2020
Cash paid for:
Interest on debt(a)	$138,733	$153,045	$56,322
Income taxes(b)	1,118,879	146,008	1,280,680
Non-cash investing and financing activity:
Dividends payable	$(3,796)	$33,714	$40,226
Property additions	96,585	(36,251)	6,189
(a)Decreased interest for fiscal 2022 was due to the refinancing of certain notes in fiscal 2021 as well as the pay down of outstanding debt during fiscal 2022.
(b)Increased income taxes for fiscal 2022 was primarily due to increase in profits in fiscal 2022 as compared to the mix of income and losses by jurisdictions in fiscal 2021.