Form 10-Q
period 2022-04-30
TJX COMPANIES INC /DE/
filed 2022-05-27
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of May 20, 2022: 1,171,635,933

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net sales	$11,406,474	$10,086,661
Cost of sales, including buying and occupancy costs	8,223,213	7,255,635
Selling, general and administrative expenses	2,094,582	2,064,992
Impairment on equity investment	217,619	—
Interest expense, net	18,785	44,688
Income before income taxes	852,275	721,346
Provision for income taxes	264,802	187,416
Net income	$587,473	$533,930
Basic earnings per share	$0.50	$0.44
Weighted average common shares – basic	1,177,141	1,205,439
Diluted earnings per share	$0.49	$0.44
Weighted average common shares – diluted	1,189,263	1,221,517
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net income	$587,473	$533,930
Additions to other comprehensive (loss) income:
Foreign currency translation adjustments, net of related tax benefit of $574 in fiscal 2023 and tax provision of $2,898 in fiscal 2022	(57,612)	22,249
Reclassifications from other comprehensive (loss) income to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $1,375 in fiscal 2023 and $1,056 in fiscal 2022	3,778	2,901
Amortization of loss on cash flow hedge, net of related tax provision of $603 in fiscal 2022	—	(263)
Other comprehensive (loss) income, net of tax	(53,834)	24,887
Total comprehensive income	$533,639	$558,817

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS, EXCEPT SHARE DATA

	April 30, 2022	January 29, 2022	May 1, 2021
Assets
Current assets:
Cash and cash equivalents	$4,295,068	$6,226,765	$8,775,485
Accounts receivable, net	576,300	517,623	621,177
Merchandise inventories	6,989,788	5,961,573	5,114,643
Prepaid expenses and other current assets	565,351	438,099	440,533
Federal, state and foreign income taxes recoverable	53,715	114,537	64,211
Total current assets	12,480,222	13,258,597	15,016,049
Net property at cost	5,289,164	5,270,827	5,067,824
Non-current deferred income taxes, net	177,425	184,971	135,765
Operating lease right of use assets	9,066,865	8,853,934	9,121,628
Goodwill	96,910	96,662	99,324
Other assets	599,318	796,467	860,844
Total Assets	$27,709,904	$28,461,458	$30,301,434
Liabilities
Current liabilities:
Accounts payable	$4,370,563	$4,465,427	$4,433,295
Accrued expenses and other current liabilities	3,811,585	4,244,997	3,536,637
Current portion of operating lease liabilities	1,575,582	1,576,561	1,650,574
Federal, state and foreign income taxes payable	260,789	181,155	286,455
Total current liabilities	10,018,519	10,468,140	9,906,961
Other long-term liabilities	908,907	1,015,720	1,033,236
Non-current deferred income taxes, net	54,063	44,175	33,930
Long-term operating lease liabilities	7,777,160	7,575,590	7,853,229
Long-term debt	3,355,815	3,354,841	5,334,864
Commitments and contingencies (See Note K)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,172,711,116; 1,181,188,731 and 1,206,386,746 respectively	1,172,711	1,181,189	1,206,387
Additional paid-in capital	—	—	321,475
Accumulated other comprehensive loss	(740,984)	(687,150)	(581,184)
Retained earnings	5,163,713	5,508,953	5,192,536
Total shareholders’ equity	5,595,440	6,002,992	6,139,214
Total liabilities and shareholders’ equity	$27,709,904	$28,461,458	$30,301,434
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Cash flows from operating activities:
Net income	$587,473	$533,930
Adjustments to reconcile net income to cash (used in) operating activities:
Depreciation and amortization	219,605	215,379
Impairment on equity investment	217,619	—
Loss on property disposals and impairment charges	3,883	931
Deferred income tax provision (benefit)	11,501	(16,181)
Share-based compensation	27,336	50,536
Changes in assets and liabilities:
(Increase) in accounts receivable	(65,740)	(156,999)
(Increase) in merchandise inventories	(1,085,340)	(750,553)
Decrease (increase) in income taxes recoverable	60,822	(27,949)
(Increase) decrease in prepaid expenses and other current assets	(32,816)	12,254
(Decrease) in accounts payable	(52,817)	(410,244)
(Decrease) increase in accrued expenses and other liabilities	(565,135)	12,214
Increase in income taxes payable	77,329	203,740
(Decrease) in net operating lease liabilities	(3,851)	(50,319)
Other, net	(34,345)	(49,466)
Net cash (used in) operating activities	(634,476)	(432,727)
Cash flows from investing activities:
Property additions	(314,351)	(225,293)
Purchases of investments	(15,649)	(7,345)
Sales and maturities of investments	5,528	7,733
Net cash (used in) investing activities	(324,472)	(224,905)
Cash flows from financing activities:
Payments on debt	—	(750,000)
Payments for repurchase of common stock	(607,201)	—
Cash dividends paid	(309,485)	(315,215)
Proceeds from issuance of common stock	18,055	36,539
Payments of employee tax withholdings for performance based stock awards	(32,459)	(24,426)
Net cash (used in) financing activities	(931,090)	(1,053,102)
Effect of exchange rate changes on cash	(41,659)	16,649
Net (decrease) in cash and cash equivalents	(1,931,697)	(1,694,085)
Cash and cash equivalents at beginning of year	6,226,765	10,469,570
Cash and cash equivalents at end of period	$4,295,068	$8,775,485
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 29, 2022	1,181,189	$1,181,189	$—	$(687,150)	$5,508,953	$6,002,992
Net income	—	—	—	—	587,473	587,473
Other comprehensive (loss), net of tax	—	—	—	(53,834)	—	(53,834)
Cash dividends declared on common stock	—	—	—	—	(346,922)	(346,922)
Recognition of share-based compensation	—	—	27,336	—	—	27,336
Issuance of common stock under stock incentive plan, and related tax effect	1,145	1,145	(15,549)	—	—	(14,404)
Common stock repurchased	(9,623)	(9,623)	(11,787)	—	(585,791)	(607,201)
Balance, April 30, 2022	1,172,711	$1,172,711	$—	$(740,984)	$5,163,713	$5,595,440

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 30, 2021	1,204,698	$1,204,698	$260,515	$(606,071)	$4,973,542	$5,832,684
Net income	—	—	—	—	533,930	533,930
Other comprehensive income, net of tax	—	—	—	24,887	—	24,887
Cash dividends declared on common stock	—	—	—	—	(314,936)	(314,936)
Recognition of share-based compensation	—	—	50,536	—	—	50,536
Issuance of common stock under stock incentive plan, and related tax effect	1,689	1,689	10,424	—	—	12,113
Balance, May 1, 2021	1,206,387	$1,206,387	$321,475	$(581,184)	$5,192,536	$6,139,214
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These Consolidated Financial Statements and Notes thereto are unaudited and, in the opinion of management, reflect all normal recurring adjustments, accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its Consolidated Financial Statements for the periods reported, all in conformity with GAAP consistently applied. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. The Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 (“fiscal 2022”).

These interim results are not necessarily indicative of results for the full fiscal year. TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
The January 29, 2022 balance sheet data was derived from audited Consolidated Financial Statements and does not include all disclosures required by GAAP.
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends January 28, 2023 (“fiscal 2023”) and is a 52-week fiscal year. Fiscal 2022 was also a 52-week fiscal year.
Use of Estimates
The preparation of financial statements, in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. TJX considers its accounting policies relating to inventory valuation, reserves for uncertain tax positions and loss contingencies to be the most significant accounting policies that involve management estimates and judgments. Actual amounts could differ from these estimates, and such differences could be material. TJX considered the impact of COVID-19 on its estimates and the Company cannot reasonably estimate with certainty the duration and severity of this pandemic which has had, and may continue to have, a material impact on its business, results of operations, financial position and cash flows.
Equity Investment
In fiscal 2020, the Company acquired a minority ownership stake in privately held Familia, an off-price retailer of apparel and home fashions domiciled in Luxembourg that operates stores throughout Russia. During the quarter ended April 30, 2022, the Company announced that it has committed to divesting its minority investment and as a result, the Company performed an impairment analysis of this investment. Based on this analysis the Company concluded that there was an other-than-temporary impairment of this investment and recorded an impairment charge of $218 million representing the entirety of the Company’s investment. See Note F—Fair Value Measurements for additional information.
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In thousands	April 30, 2022	May 1, 2021
Balance, beginning of year	$685,202	$576,187
Deferred revenue	383,892	323,773
Effect of exchange rates changes on deferred revenue	(2,645)	2,899
Revenue recognized	(443,944)	(365,854)
Balance, end of period	$622,505	$537,005
Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

Leases
Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
In thousands	April 30, 2022	May 1, 2021
Operating cash flows paid for operating leases	$488,233	$531,836
Lease liabilities arising from obtaining right of use assets	$756,609	$488,666
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
Note B. Property at Cost
The following table presents the components of property at cost:

In thousands	April 30, 2022	January 29, 2022	May 1, 2021
Land and buildings	$1,929,521	$1,911,569	$1,723,049
Leasehold costs and improvements	3,615,202	3,652,280	3,611,943
Furniture, fixtures and equipment	6,961,560	6,871,777	6,602,759
Total property at cost	$12,506,283	$12,435,626	$11,937,751
Less: accumulated depreciation and amortization	7,217,119	7,164,799	6,869,927
Net property at cost	$5,289,164	$5,270,827	$5,067,824
Depreciation expense was $218 million for the three months ended April 30, 2022 and $212 million for the three months ended May 1, 2021.
Non-cash investing activities in the cash flows consist of accrued capital additions of $176 million and $90 million as of the periods ended April 30, 2022 and May 1, 2021, respectively.

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) are recorded net of taxes. The following table details the changes in Accumulated other comprehensive (loss) for the twelve months ended January 29, 2022 and the three months ended April 30, 2022:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive (Loss) Income
Balance, January 30, 2021	$(441,532)	$(164,802)	$263	$(606,071)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $207)	(46,715)	—	—	(46,715)
Recognition of net gains/losses on benefit obligations (net of taxes of $17,659)	—	(48,504)	—	(48,504)
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $603)	—	—	(263)	(263)
Amortization of prior service cost and deferred gains/losses (net of taxes of $4,588)	—	14,403	—	14,403
Balance, January 29, 2022	$(488,247)	$(198,903)	$—	$(687,150)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $574)	(57,612)			(57,612)
Reclassifications from other comprehensive loss to net income:
Amortization of prior service cost and deferred gains/losses (net of taxes of $1,375)	—	3,778	—	3,778
Balance, April 30, 2022	$(545,859)	$(195,125)	$—	$(740,984)
Note D. Capital Stock and Earnings Per Share
Capital Stock
TJX repurchased and retired 9.5 million shares of its common stock at a cost of approximately $0.6 billion during the quarter ended April 30, 2022, on a “trade date” basis. TJX reflects stock repurchases in its consolidated financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $0.6 billion for the three months ended April 30, 2022. These expenditures were funded by cash generated from operations.
In February 2022, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of TJX common stock from time to time. Under this program and previously announced programs, TJX had approximately $3.2 billion available for repurchase as of April 30, 2022.
All shares repurchased under the stock repurchase programs have been retired.
Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Thirteen Weeks Ended
Amounts in thousands, expect per share amounts	April 30, 2022	May 1, 2021
Basic earnings per share:
Net income	$587,473	$533,930
Weighted average common shares outstanding for basic earnings per share calculation	1,177,141	1,205,439
Basic earnings per share	$0.50	$0.44
Diluted earnings per share:
Net income	$587,473	$533,930
Weighted average common shares outstanding for basic earnings per share calculation	1,177,141	1,205,439
Assumed exercise / vesting of stock options and awards	12,122	16,078
Weighted average common shares outstanding for diluted earnings per share calculation	1,189,263	1,221,517
Diluted earnings per share	$0.49	$0.44
Cash dividends declared per share	$0.295	$0.26

The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal period. Such options are excluded because they would have an antidilutive effect. There were 5.1 million such options excluded for the thirteen weeks ended April 30, 2022 and there were no such options excluded for the thirteen weeks ended May 1, 2021.
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
Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing (and the resulting per mile surcharges payable by TJX) by setting a fixed price per gallon for the period being hedged. During fiscal 2022, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2023, and during the first three months of fiscal 2023, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first three months of fiscal 2024. The hedge agreements outstanding at April 30, 2022 relate to approximately 51% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2023 and approximately 47% of TJX’s estimated notional diesel requirements for the first three months of fiscal 2024. These diesel fuel hedge agreements will settle throughout fiscal 2023 and throughout the first four months of fiscal 2024. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at April 30, 2022 cover merchandise purchases the Company is committed to over the next several months. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this exposure.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at April 30, 2022:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at April 30, 2022
Fair value hedges:
Intercompany balances, primarily debt related:
zł	25,000		£4,541	0.1816	Prepaid Exp	$149	$—	$149
	€60,000		£50,568	0.8428	(Accrued Exp)	—	(145)	(145)
A$	170,000	U.S.$	122,061	0.7180	Prepaid Exp	1,868	—	1,868
U.S.$	74,646		£55,000	0.7368	(Accrued Exp)	—	(5,584)	(5,584)
	£150,000	U.S.$	203,667	1.3578	Prepaid Exp	15,501	—	15,501
	€200,000	U.S.$	229,237	1.1462	Prepaid Exp	16,758	—	16,758
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.2M – 4.0M gal per month		Float on 3.2M – 4.0M gal per month	N/A	Prepaid Exp	53,779	—	53,779
Intercompany billings in TJX International, primarily merchandise related:
	€260,000		£216,610	0.8331	(Accrued Exp)	—	(2,348)	(2,348)
Merchandise purchase commitments:
C$	826,057	U.S.$	655,000	0.7929	Prepaid Exp	14,162	—	14,162
C$	30,949		€22,000	0.7108	(Accrued Exp)	—	(802)	(802)
	£436,036	U.S.$	582,300	1.3354	Prepaid Exp / (Accrued Exp)	36,363	(210)	36,153
A$	69,520	U.S.$	50,500	0.7264	Prepaid Exp	1,394	—	1,394
zł	615,000		£110,481	0.1796	Prepaid Exp	2,458	—	2,458
U.S.$	152,073		€135,500	0.8910	(Accrued Exp)	—	(8,897)	(8,897)
Total fair value of derivative financial instruments						$142,432	$(17,986)	$124,446

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 29, 2022:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 29, 2022
Fair value hedges:
Intercompany balances, primarily debt related:
zł	25,000		£4,541	0.1816	Prepaid Exp	$72	$—	$72
	€60,000		£50,568	0.8428	Prepaid Exp	111	—	111
A$	170,000	U.S.$	122,061	0.7180	Prepaid Exp	2,047	—	2,047
U.S.$	74,646		£55,000	0.7368	(Accrued Exp)	—	(918)	(918)
	€200,000	U.S.$	230,319	1.1516	Prepaid Exp	4,535	—	4,535
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.6M – 4.0M gal per month		Float on 3.6M– 4.0M gal per month	N/A	Prepaid Exp	23,649	—	23,649
Intercompany billings in TJX International, primarily merchandise related:
	€91,000		£75,894	0.8340	(Accrued Exp)	—	(145)	(145)
Merchandise purchase commitments:
C$	987,756	U.S.$	783,000	0.7927	Prepaid Exp / (Accrued Exp)	6,641	(80)	6,561
C$	38,138		€26,500	0.6948	(Accrued Exp)	—	(248)	(248)
	£325,482	U.S.$	442,100	1.3583	Prepaid Exp / (Accrued Exp)	6,023	(632)	5,391
zł	453,000		£82,112	0.1813	Prepaid Exp / (Accrued Exp)	744	(449)	295
A$	65,551	U.S.$	47,500	0.7246	Prepaid Exp	1,270	—	1,270
U.S.$	66,989		€59,000	0.8807	(Accrued Exp)	—	(820)	(820)
Total fair value of derivative financial instruments						$45,092	$(3,292)	$41,800

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 1, 2021:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 1, 2021
Fair value hedges:
Intercompany balances, primarily debt related:
zł	45,000		£8,846	0.1966	Prepaid Exp	$353	$—	$353
A$	80,000	U.S.$	62,032	0.7754	(Accrued Exp)	—	(98)	(98)
U.S.$	75,102		£55,000	0.7323	Prepaid Exp	1,505	—	1,505
	£450,000	U.S.$	620,918	1.3798	Prepaid Exp / (Accrued Exp)	40	(5,582)	(5,542)
	€200,000	U.S.$	244,699	1.2235	Prepaid Exp	2,301	—	2,301
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.1M – 3.8M gal per month		Float on 3.1M – 3.8M gal per month	N/A	Prepaid Exp	17,816	—	17,816
Intercompany billings in TJX International, primarily merchandise related:
	€163,000		£141,240	0.8665	(Accrued Exp)	—	(166)	(166)
Merchandise purchase commitments:
C$	574,390	U.S.$	457,000	0.7956	(Accrued Exp)	—	(11,054)	(11,054)
C$	29,455		€19,500	0.6620	(Accrued Exp)	—	(444)	(444)
	£282,746	U.S.$	391,800	1.3857	Prepaid Exp / (Accrued Exp)	1,939	(3,751)	(1,812)
A$	50,830	U.S.$	39,125	0.7697	Prepaid Exp / (Accrued Exp)	42	(356)	(314)
U.S.$	53,680		€44,400	0.8271	Prepaid Exp / (Accrued Exp)	185	(267)	(82)
Total fair value of derivative financial instruments						$24,181	$(21,718)	$2,463
The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirteen Weeks Ended
In thousands		April 30, 2022	May 1, 2021
Fair value hedges:
Intercompany balances, primarily debt related	Selling, general and administrative expenses	$24,395	$(2,864)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	44,173	13,570
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	(370)	118
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	40,929	(15,969)
Gain (loss) recognized in income		$109,127	$(5,145)

Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price”. The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	April 30, 2022	January 29, 2022	May 1, 2021
Level 1
Assets:
Executive Savings Plan investments	$366,038	$387,666	$384,442
Level 2
Assets:
Foreign currency exchange contracts	$88,653	$21,443	$6,365
Diesel fuel contracts	53,779	23,649	17,816
Liabilities:
Foreign currency exchange contracts	$17,986	$3,292	$21,718
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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of April 30, 2022 was $3.2 billion compared to a carrying value of $3.4 billion. The fair value of long-term debt as of January 29, 2022 was $3.5 billion compared to a carrying value of $3.4 billion. The fair value of long-term debt as of May 1, 2021 was $5.8 billion compared to a carrying value of $5.3 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations. For additional information on long-term debt, see Note I—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, whereas the majority of assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended April 30, 2022, January 29, 2022 and May 1, 2021, the Company did not record any material impairments to long-lived assets.
During the first quarter of fiscal 2023, the Company announced its intention to divest from its position in its equity investment in Familia and re-characterized this investment as held-for-sale valued as a Level 3 position. Given the lack of an active market or observable inputs, the Company derived an exit price which indicated that this investment had no market value. The Company recorded a $218 million charge in the first quarter of fiscal 2023 which represents the entirety of its investment.

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
Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In thousands	April 30, 2022	May 1, 2021
Net sales:
In the United States:
Marmaxx	$6,872,270	$6,640,486
HomeGoods	2,035,785	2,141,756
TJX Canada	1,081,528	765,536
TJX International	1,416,891	538,883
Total net sales	$11,406,474	$10,086,661
Segment profit (loss):
In the United States:
Marmaxx	$904,222	$824,855
HomeGoods	121,985	251,602
TJX Canada	126,618	71,577
TJX International	13,232	(221,558)
Total segment profit	1,166,057	926,476
General corporate expense	77,378	160,442
Impairment on equity investment	217,619	—
Interest expense, net	18,785	44,688
Income before income taxes	$852,275	$721,346
Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Service cost	$12,168	$12,219	$727	$755
Interest cost	14,426	12,812	931	780
Expected return on plan assets	(22,228)	(23,992)	—	—
Amortization of net actuarial loss and prior service cost	4,274	2,803	879	1,154
Total expense	$8,640	$3,842	$2,537	$2,689

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
The amounts included in amortization of net actuarial loss and prior service cost in the table above have been reclassified in their entirety from Accumulated other comprehensive loss to the Consolidated Statements of Income, net of related tax effects, for the periods presented.
Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt, exclusive of current installments, as of April 30, 2022, January 29, 2022 and May 1, 2021. All amounts are net of unamortized debt discounts.

In thousands	April 30, 2022	January 29, 2022	May 1, 2021
2.500% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $45 at April 30, 2022, $56 at January 29, 2022 and $89 at May 1, 2021)	$499,955	$499,944	$499,911
3.500% senior unsecured notes, redeemed on June 4, 2021 (effective interest rate of 3.58% after reduction of unamortized debt discount of $3,956 at May 1, 2021)	—	—	1,246,044
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $3,233 at April 30, 2022, $3,419 at January 29, 2022 and $3,979 at May 1, 2021)	996,767	996,581	996,021
3.750% senior unsecured notes, redeemed on June 4, 2021 (effective interest rate of 3.76% after reduction of unamortized debt discount of $437 at May 1, 2021)	—	—	749,563
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount of $779 at April 30, 2022, $811 at January 29, 2022, and $907 at May 1, 2021)	499,221	499,189	499,093
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount of $491 at April 30, 2022, $506 at January 29, 2022 and $553 at May 1, 2021)	495,359	495,344	495,297
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount of $535 at April 30, 2022, $551 at January 29, 2022, and $595 at May 1, 2021)	499,465	499,449	499,405
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount of $2,113 at April 30, 2022, $2,132 at January 29, 2022 and $2,189 at May 1, 2021)	383,386	383,367	383,310
Total debt	3,374,153	3,373,874	5,368,644
Debt issuance costs	(18,338)	(19,033)	(33,780)
Long-term debt	$3,355,815	$3,354,841	$5,334,864
Senior Unsecured Notes
On June 4, 2021, the Company completed make-whole calls for its $1.25 billion aggregate principal amount of 3.500% Notes maturing in 2025 and its $750 million aggregate principal amount of 3.750% Notes maturing in 2027, which 3.500% Notes and 3.750% Notes were originally issued and sold on April 1, 2020. Interest on the Company's remaining outstanding notes is payable semi-annually.

Credit Facilities
The Company has two revolving credit facilities, a $1 billion senior unsecured revolving credit facility maturing in June 2026 (the “2026 Revolving Credit Facility”) and a $500 million revolving credit facility that matures in May 2024 (the “2024 Revolving Credit Facility”). Under these credit facilities, the Company has maintained a borrowing capacity of $1.5 billion. The terms of these revolving credit facilities require quarterly payments on the committed amount and payment of interest on borrowings at rates based on LIBOR or a base rate plus a variable margin, in each case based on the Company’s long-term debt ratings. The 2024 Revolving Credit Facility requires usage fees based on total credit extensions under the facility. As of April 30, 2022, January 29, 2022 and May 1, 2021, there were no amounts outstanding under any of the Company’s facilities. Each of these facilities require TJX to maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (EBITDAR) of not more than 3.50 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
As of April 30, 2022, January 29, 2022 and May 1, 2021, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of April 30, 2022, January 29, 2022 and May 1, 2021, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit lines. As of April 30, 2022, January 29, 2022 and May 1, 2021, the Company’s European business at TJX International had an uncommitted credit line of £5 million. As of April 30, 2022, January 29, 2022 and May 1, 2021, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.
Note J. Income Taxes
The effective income tax rate was 31.1% for the first quarter of fiscal 2023 and 26.0% for the first quarter of fiscal 2022. The increase in the effective income tax rate is primarily due to the impairment of our minority investment stake in Familia, which at this time we estimate to have no associated tax benefit, and a reduction of excess tax benefits from share-based compensation, partially offset by the change of jurisdictional mix of profits and losses and the resolution of various tax matters.
TJX had net unrecognized tax benefits of $273 million as of April 30, 2022, $288 million as of January 29, 2022 and $278 million as of May 1, 2021.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties on the Consolidated Balance Sheets was $44 million as of April 30, 2022, $43 million as of January 29, 2022 and $38 million as of May 1, 2021.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the consolidated financial statements as of April 30, 2022. During the next 12 months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by up to $44 million, which would reduce the provision for taxes on earnings.
Note K. Contingent Obligations, Contingencies, and Commitments
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (first quarter) Ended April 30, 2022
Compared to
The Thirteen Weeks (first quarter) Ended May 1, 2021
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. Our mission is to deliver great value to our customers every day. We do this by selling a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day through our stores and five distinctive branded e-commerce sites. We operate over 4,700 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods, Homesense and homegoods.com); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). In addition to our four main segments, Sierra operates sierra.com and retail stores in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
As an overview of our financial performance, results for the quarter ended April 30, 2022 include the following:
–Net sales increased 13% to $11.4 billion for the first quarter of fiscal 2023 over last year’s first quarter sales of $10.1 billion. As of April 30, 2022, the number of stores in operation increased 2% and selling square footage increased 1% compared to the end of the first quarter of fiscal 2022.
–U.S. comp store sales growth was flat for the first quarter of fiscal 2023. The U.S. open-only comp store sales increase was 17% for the comparable period last year ended May 1, 2021.
–Net sales increased 163% and 41% for TJX International and TJX Canada, respectively.
–Diluted earnings per share for the first quarter of fiscal 2023 were $0.49, which included a $218 million impairment on our equity investment in Familia, or $0.19 per share, versus $0.44 in the first quarter of fiscal 2022.
–Pre-tax margin (the ratio of pre-tax income to net sales) for the first quarter of fiscal 2023 was 7.5%, which included a negative 1.9 percentage point impact from the impairment on our equity investment in Familia, and was a 0.3 percentage point increase compared with 7.2% in the first quarter of fiscal 2022.
–Our cost of sales ratio, including buying and occupancy costs, for the first quarter of fiscal 2023 was 72.1%, a 0.2 percentage point increase compared with 71.9% in the first quarter of fiscal 2022.
–Our selling, general and administrative (“SG&A”) expense ratio for the first quarter of fiscal 2023 was 18.4%, a 2.1 percentage point decrease compared with 20.5% in the first quarter of fiscal 2022.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were up 35% on a reported basis and 37% on a constant currency basis at the end of the first quarter of fiscal 2023.
–During the first quarter of fiscal 2023, we returned $0.9 billion to our shareholders through share repurchases and dividends.

Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net sales	100.0%	100.0%
Cost of sales, including buying and occupancy costs	72.1	71.9
Selling, general and administrative expenses	18.4	20.5
Impairment on equity investment	1.9	—
Interest expense, net	0.2	0.4
Income before provision for income taxes*	7.5%	7.2%
*Figures may not foot due to rounding.
Net Sales
Net sales for the quarter ended April 30, 2022 totaled $11.4 billion, a 13% increase versus last year’s first quarter fiscal 2022 net sales of $10.1 billion. Net sales from our e-commerce sites combined amounted to less than 3% of total sales for each of the first quarters of fiscal 2023 and fiscal 2022.
For fiscal 2023, we returned to our historical definition of comparable store sales, as defined below. While stores in the U.S. were open for all of fiscal 2022, a significant number of stores in TJX Canada and TJX International experienced COVID-19 related temporary store closures and government-mandated shopping restrictions during fiscal 2022. Therefore, we cannot measure year-over-year comparable store sales with fiscal 2022 in these geographies in a meaningful way. As a result, the comparable stores included in the fiscal 2023 measure consist of U.S. stores only, which we refer to as U.S. comparable store sales (“U.S. comp store sales”) and are calculated against sales for the comparable periods in fiscal 2022.
Net sales increased 13% for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022, primarily due to an increase in average basket driven by higher average ticket. The increase in net sales also reflects having a fully open store base for the first quarter of fiscal 2023 compared to temporary store closures for 14% of the first quarter of fiscal 2022, defined as the total store days closed due to the COVID-19 pandemic as a percentage of potential total store days open during the period.
U.S. comp store sales were flat for the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. U.S. comp store sales reflects an increase in average basket driven by higher average ticket as well as an increase in customer traffic in Marmaxx, partially offset by lower customer traffic in HomeGoods. For the first quarter ended April 30, 2022, comp store sales growth in the U.S. was strongest in the South region. Apparel outperformed home fashions for the first quarter ended April 30, 2022.
As of April 30, 2022, our store count increased 2% and selling square footage increased 1% compared to the end of the first quarter last year.
Definition of Comp Store Sales
We define comparable store sales, or comp sales, to be sales of stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We calculated comp store sales on a 52-week basis by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have changed in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated comp percentage is immaterial.
Sales excluded from comp sales (“non-comp sales”) consist of sales from:
–New stores - stores that have not yet met the comp sales criteria, which represents a substantial majority of non-comp sales
–Stores that are closed permanently or for an extended period of time
–Sales from our e-commerce sites
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
Open-Only Comp Store Sales
Due to the temporary closing of stores as a result of the COVID-19 pandemic, our historical definition of comp store sales was not applicable for fiscal 2022. In order to provide a performance indicator for its stores, during fiscal 2022, we temporarily reported open-only comp store sales. Open-only comp store sales included stores initially classified as comp stores at the beginning of fiscal 2021. This measure reported the sales increase or decrease of these stores for the days the stores were open in fiscal 2022 against sales for the same days in fiscal 2020, prior to the emergence of the global pandemic.
Impact of Foreign Currency Exchange Rates
Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar or a division’s local currency in relation to other currencies. We specifically refer to “foreign currency” as the impact of translational foreign currency exchange and mark-to-market of inventory derivatives, as described in detail below. This does not include the impact foreign currency exchange rates can have on various transactions that are denominated in a currency other than an operating division's local currency, which are referred to as “transactional foreign exchange,” and also described below.
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 72.1% for the first quarter of fiscal 2023, an increase of 0.2 percentage points from 71.9% for the first quarter of fiscal of 2022.
The increase in the cost of sales ratio, including buying and occupancy costs, was primarily attributable to lower merchandise margin, partially offset by leverage on occupancy as a result of a higher level of sales in the first quarter of fiscal 2023 compared to fiscal 2022 and favorable mark-to-market adjustments on inventory and fuel hedges. Within merchandise margin, strong markon and a benefit from our pricing initiative were more than offset by approximately 220 basis points of incremental freight.

Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, were 18.4% for the first quarter of fiscal 2023, a decrease of 2.1 percentage points over last year’s first quarter ratio of 20.5%.
The decrease in the SG&A ratio for the first quarter of fiscal 2023 compared to the same period of fiscal 2022 was primarily driven by store payroll due to a reduction of COVID-related costs.
Impairment on Equity Investment
During the quarter ended April 30, 2022, due to the Russian invasion of Ukraine, the Company announced that it has committed to divesting its minority investment in Familia, an off-price retailer of apparel and home fashions domiciled in Luxembourg that operates stores in Russia. As a result, we performed an impairment analysis and concluded that there was an other-than-temporary impairment of this investment. We recorded an impairment charge of $218 million representing the entire carrying value of the investment. This charge had a $0.19 negative impact on earnings per share for the first quarter of fiscal 2023.
Interest Expense, net
The components of interest expense, net are summarized below:

	Thirteen Weeks Ended
In millions	April 30, 2022	May 1, 2021
Interest expense	$22.9	$47.0
Capitalized interest	(1.6)	(1.1)
Interest (income)	(2.5)	(1.2)
Interest expense, net	$18.8	$44.7
Net interest expense decreased for the first quarter of fiscal 2023 compared to the same period in fiscal 2022, primarily due to the $2.75 billion pay down of outstanding debt during fiscal 2022.
Provision for Income Taxes
The effective income tax rate was 31.1% for the first quarter of fiscal 2023 compared to 26.0% for the first quarter of fiscal 2022. The increase in the effective income tax rate is primarily due to the impairment of our minority investment stake in Familia, which at this time we estimate to have no associated tax benefit, and a reduction of excess tax benefits from share-based compensation, partially offset by the change of jurisdictional mix of profits and losses and the resolution of various tax matters.
Net Income and Diluted Earnings Per Share
Net income for the first quarter of fiscal 2023 was $0.6 billion, or $0.49 per diluted share compared with $0.5 billion, or $0.44 per diluted share for the first quarter of fiscal 2022. The $218 million impairment on our equity investment in Familia had a $0.19 negative impact on earnings per share for the first quarter of fiscal 2023.
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

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended
U.S. dollars in millions	April 30, 2022	May 1, 2021
Net sales	$6,872	$6,640
Segment profit	$904	$825
Segment margin	13.2%	12.4%
Stores in operation at end of period:
T.J. Maxx	1,285	1,282
Marshalls	1,155	1,147
Sierra	60	52
Total	2,500	2,481
Selling square footage at end of period (in thousands):
T.J. Maxx	27,894	27,872
Marshalls	26,252	26,187
Sierra	975	853
Total	55,121	54,912
Net Sales
Net sales for Marmaxx were $6.9 billion for the first quarter of fiscal 2023, an increase of 3% compared to $6.6 billion for the first quarter of fiscal 2022. The increase in the first quarter was driven by a 3% increase from comp store sales compared to a 12% open-only comp store sales increase in the first quarter of fiscal 2022. The increase in comp store sales was primarily attributable to an increase in customer traffic as well as an increase in average basket driven by higher average ticket. Apparel outperformed home fashions during the quarter and geographically, comp store sales growth in the quarter was strongest in the South region.
Segment Profit
Segment profit margin increased to 13.2% for the first quarter of fiscal 2023 compared to 12.4% for the same period last year. The increase in segment margin was primarily driven by store and distribution center payroll reflecting lower COVID-related expenses and fewer units processed, partially offset by higher wage and lower merchandise margin. Within merchandise margin, incremental freight costs were mostly offset by strong markon and a benefit related to our pricing initiative.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented less than 3% of Marmaxx’s net sales for the first quarter of fiscal 2023 and fiscal 2022, and did not have a significant impact on year-over-year segment margin comparisons.

HomeGoods

	Thirteen Weeks Ended
U.S. dollars in millions	April 30, 2022	May 1, 2021
Net sales	$2,036	$2,142
Segment profit	$122	$252
Segment margin	6.0%	11.7%
Stores in operation at end of period:
HomeGoods	859	843
Homesense	39	39
Total	898	882
Selling square footage at end of period (in thousands):
HomeGoods	15,701	15,425
Homesense	837	837
Total	16,538	16,262
Net Sales
Net sales for HomeGoods were $2.0 billion for the first quarter of fiscal 2023, a decrease of 5%, compared to $2.1 billion for the first quarter of fiscal 2022. The decrease in the first quarter represents a 7% decrease from comp store sales, partially offset by a 2% increase from non-comp store sales. The decrease in comp store sales was driven by a decrease in customer traffic, partially offset by an increase in average basket driven by a higher average ticket. Open-only comp store sales were up 40% for the first quarter of fiscal 2022.
Segment Profit
Segment profit margin decreased to 6.0% for the first quarter of fiscal 2023 compared to 11.7% for the same period last year. The decrease in segment profit margin was driven by lower merchandise margin, deleverage on lower comp store sales, primarily in occupancy and administrative costs, investments in supply chain and higher wage. The decrease in segment profit margin was partially offset by store and distribution payroll reflecting lower COVID-related expenses and fewer units processed. Within merchandise margin, approximately 700 basis points of incremental freight costs and higher markdowns were partially offset by strong markon and a benefit related to our pricing initiative.
During the third quarter of fiscal 2022, HomeGoods made online shopping available at www.homegoods.com. The e-commerce site did not have a significant impact on year-over-year segment margin comparisons for the first quarter of fiscal 2023, representing less than 1.0% of HomeGoods net sales for the first quarter of fiscal 2023.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended
U.S. dollars in millions	April 30, 2022	May 1, 2021
Net sales	$1,082	$766
Segment profit	$127	$72
Segment margin	11.7%	9.3%
Stores in operation at end of period:
Winners	293	284
HomeSense	148	143
Marshalls	106	103
Total	547	530
Selling square footage at end of period (in thousands):
Winners	6,297	6,113
HomeSense	2,729	2,644
Marshalls	2,220	2,159
Total	11,246	10,916
Net Sales
Net sales for TJX Canada were $1.1 billion for the first quarter of fiscal 2023, an increase of 41% compared to $0.8 billion for the first quarter of fiscal 2022. The increase in net sales reflects having a fully open store base for all of the first quarter of fiscal 2023, compared to temporary store closures for 25% of the first quarter of fiscal 2022 as a result of the COVID-19 pandemic. In addition to stores being open for more days in the first quarter of fiscal 2023, net sales further increased due to an increase in average basket driven by a higher average ticket.
Segment Profit
Segment profit margin increased to 11.7% for the first quarter of fiscal 2023 compared to 9.3% for the same period last year. The increase for the first quarter of fiscal 2023 was primarily driven by increased sales due to having a fully open store base for all of the first quarter of fiscal 2023 compared to the temporary store closures in the same period in fiscal 2022. This was partially offset by government programs received in the first quarter of fiscal 2022 and lower merchandise margin. Within merchandise margin, strong markon and a benefit from our pricing initiative were more than offset by higher freight costs.

TJX International

	Thirteen Weeks Ended
U.S. dollars in millions	April 30, 2022	May 1, 2021
Net sales	$1,417	$539
Segment profit (loss)	$13	$(222)
Segment margin	0.9%	(41.1)%
Stores in operation at end of period:
T.K. Maxx	623	604
Homesense	77	78
T.K. Maxx Australia	70	64
Total	770	746
Selling square footage at end of period (in thousands):
T.K. Maxx	12,501	12,160
Homesense	1,126	1,142
T.K. Maxx Australia	1,231	1,143
Total	14,858	14,445
Net Sales
Net sales for TJX International were $1.4 billion for the first quarter of fiscal 2023, an increase of 163% compared to $0.5 billion for the first quarter of fiscal 2022. The increase in net sales reflects having a fully open store base for all of the first quarter of fiscal 2023, compared to temporary store closings for 69% of the first quarter of fiscal 2022 as a result of the COVID-19 pandemic. In addition to stores being open for more days in the first quarter of fiscal 2023, net sales further increased due to an increase in average basket, partially offset by a negative impact due to exchange rates.
E-commerce sales were approximately 4% and 12% of TJX International’s net sales for the first quarters of fiscal 2023 and fiscal 2022, respectively. Our e-commerce site and stores were fully open for the first quarter of fiscal 2023. For the first quarter of fiscal 2022, while our e-commerce site remained open, there were temporary store closures due to the COVID-19 pandemic resulting in an increased e-commerce contribution.
Segment Profit / (Loss)
Segment profit margin increased to 0.9% for the first quarter of fiscal 2023 compared to loss of (41.1)% for the same period last year. This increase was primarily driven by additional sales due to having a fully open store base for all of the first quarter of fiscal 2023 compared to the temporary store closures in the same period in fiscal 2022. This was partially offset by government programs received in the first quarter of fiscal 2022 and lower merchandise margin in fiscal 2023. Within merchandise margin, strong markon was more than offset by higher markdowns and incremental freight costs.

GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended
In millions	April 30, 2022	May 1, 2021
General corporate expense	$77	$160
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The decrease in general corporate expense for the first quarter of fiscal 2023 was primarily driven by favorable mark-to-market adjustments on inventory and fuel hedges, lower share-based and incentive compensation costs and timing of funding to TJX’s charitable foundations.

ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of April 30, 2022, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended April 30, 2022, as described in Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs for the foreseeable future.
As of April 30, 2022, we held $4.3 billion in cash. Approximately $1.1 billion of our cash was held by our foreign subsidiaries with $0.4 billion held in countries where we intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through April 30, 2022. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
We monitor debt financing markets on an ongoing basis and from time to time may incur additional long-term indebtedness depending on prevailing market conditions, liquidity requirements, existing economic conditions and other factors. In fiscal 2022 we had used, and in the future we may use, operating cash flow and cash on hand to repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, existing economic conditions, contractual restrictions and other factors. As such, we may, from time to time, seek to retire, redeem, prepay or purchase our outstanding debt through redemptions, cash purchases, prepayments, refinancings and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our operating cash flow and/or cash on hand to repay our debt, it will reduce the amount of cash available for additional capital expenditures.
Operating Activities
Operating activities resulted in net cash outflows of $0.6 billion for the three months ended April 30, 2022 and $0.4 billion for the three months ended May 1, 2021.
Operating cash flows decreased compared to fiscal 2022, primarily due to a $0.6 billion decrease in accrued expenses, which was mostly attributable to lower incentive compensation costs and the repayment of previously deferred COVID taxes. This decrease was partially offset by net income, excluding the non-cash charges, which increased operating cashflows by $0.3 billion as compared to the first quarter of fiscal 2022 and a $0.1 billion decrease in accounts receivables for the receipt of COVID related government incentives.
Investing Activities
Investing activities resulted in net cash outflows of $0.3 billion for the three months ended April 30, 2022 and $0.2 billion for the three months ended May 1, 2021. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first three months of fiscal 2023 primarily reflected property additions for investments in our distribution centers, new stores, store improvements and renovations as well as investments in our offices, including buying and merchandising systems and other information systems. We anticipate that capital spending for the full fiscal year 2023 will be approximately $1.7 billion to $1.9 billion. We plan to fund these expenditures through cash flows from operations.
Financing Activities
Financing activities resulted in net cash outflows of $0.9 billion for the first three months of fiscal 2023 and net cash outflows of $1.1 billion for the three months ended May 1, 2021. The cash outflows for fiscal 2023 were primarily driven by equity repurchases and dividend payments.
Debt
The cash outflows in the first three months of fiscal 2022 were due to the redemption at par of $750 million principal notes.
Equity
Under our stock repurchase programs, we paid $0.6 billion to repurchase and retire 9.6 million shares of our stock on a settlement basis in the first three months of fiscal 2023. As of April 30, 2022, approximately $3.2 billion remained available under our existing stock repurchase programs. In the first three months of fiscal 2022 there were no stock repurchases due to the temporary suspension of our share repurchase program, which was lifted during the second quarter of fiscal 2022. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.

Dividends
We declared quarterly dividends on our common stock of $0.295 per share in the first three months of fiscal 2023 and $0.26 per share in the first three months of fiscal 2022. Cash payments for dividends on our common stock totaled $0.3 billion for each of the first three months of fiscal 2023 and fiscal 2022.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
There have been no material changes to the critical accounting estimates as discussed in TJX's Annual Report on Form 10-K for the fiscal year ended January 29, 2022. For a discussion of accounting standards, see Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in TJX’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 and Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
FORWARD-LOOKING STATEMENTS
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: the ongoing COVID-19 pandemic and associated containment and remediation efforts; execution of buying strategy and inventory management; various marketing efforts; customer trends and preferences; competition; operational and business expansion; management of large size and scale; merchandise sourcing and transport; labor costs and workforce challenges; personnel recruitment, training and retention; data security and maintenance and development of information technology systems; corporate and retail banner reputation; cash flow; expanding international operations; fluctuations in quarterly operating results and market expectations; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; real estate activities; inventory or asset loss; economic conditions and consumer spending; market instability; serious disruptions or catastrophic events; disproportionate impact of disruptions in the first half of the fiscal year; commodity availability and pricing; adverse or unseasonable weather; fluctuations in currency exchange rates; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal proceedings and other legal or regulatory matters; quality, safety and other issues with our merchandise; tax matters; and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2022 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended April 30, 2022 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Note K—Contingent Obligations, Contingencies, and Commitments of Notes to Consolidated Financial Statements for information on legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 29, 2022, as filed with the Securities Exchange Commission on March 30, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
INFORMATION ON SHARE REPURCHASES
The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2023 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
January 30, 2022 through February 26, 2022	1,354,555	$68.18	1,354,555	$3,701,439,223
February 27, 2022 through April 2, 2022	5,387,551	$61.74	5,387,551	$3,368,793,365
April 3, 2022 through April 30, 2022	2,792,993	$62.66	2,792,993	$3,193,793,453
Total	9,535,099		9,535,099
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2022, we announced that our Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of our common stock from time to time. Under this program and previously announced programs, we had approximately $3.2 billion available for repurchase as of April 30, 2022.
Item 6. Exhibits

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.1	The Letter Agreement dated April 28, 2022 between Richard Sherr and TJX, filed herewith*
10.2	The Form of Performance Share Unit Award granted under the Stock Incentive Plan as of March 28, 2022, filed herewith*
10.3	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of March 28, 2022, filed herewith*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL (included in Exhibit 101)
* Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: May 27, 2022
/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)