Form 10-Q
period 2022-07-30
TJX COMPANIES INC /DE/
filed 2022-08-26
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of August 19, 2022: 1,161,052,961

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$11,843,008	$12,077,063	$23,249,482	$22,163,724
Cost of sales, including buying and occupancy costs	8,571,550	8,528,130	16,794,763	15,783,765
Selling, general and administrative expenses	2,174,861	2,223,692	4,269,443	4,288,684
Impairment on equity investment	—	—	217,619	—
Loss on early extinguishment of debt	—	242,248	—	242,248
Interest expense, net	11,007	28,661	29,792	73,349
Income before income taxes	1,085,590	1,054,332	1,937,865	1,775,678
Provision for income taxes	276,250	268,651	541,052	456,067
Net income	$809,340	$785,681	$1,396,813	$1,319,611
Basic earnings per share	$0.69	$0.65	$1.19	$1.09
Weighted average common shares – basic	1,167,922	1,205,054	1,172,531	1,205,247
Diluted earnings per share	$0.69	$0.64	$1.18	$1.08
Weighted average common shares – diluted	1,178,140	1,220,615	1,183,704	1,221,012
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	July 30, 2022	July 31, 2021
Net income	$809,340	$785,681
Additions to other comprehensive (loss) income:
Foreign currency translation adjustments, net of related tax provision of $409 in fiscal 2023 and tax benefit of $1,140 in fiscal 2022	(30,935)	(876)
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $1,376 in fiscal 2023 and $1,590 in fiscal 2022	3,778	4,368
Other comprehensive (loss) income, net of tax	(27,157)	3,492
Total comprehensive income	$782,183	$789,173

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Net income	$1,396,813	$1,319,611
Additions to other comprehensive (loss) income:
Foreign currency translation adjustments, net of related tax benefit of $165 in fiscal 2023 and tax provision of $1,758 in fiscal 2022	(88,547)	21,373
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $2,751 in fiscal 2023 and $2,646 in fiscal 2022	7,556	7,269
Amortization of loss on cash flow hedge, net of related tax provision of $603 in fiscal 2022	—	(263)
Other comprehensive (loss) income, net of tax	(80,991)	28,379
Total comprehensive income	$1,315,822	$1,347,990
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS, EXCEPT SHARE DATA

	July 30, 2022	January 29, 2022	July 31, 2021
Assets
Current assets:
Cash and cash equivalents	$3,531,212	$6,226,765	$7,106,016
Accounts receivable, net	555,691	517,623	615,634
Merchandise inventories	7,083,260	5,961,573	5,086,631
Prepaid expenses and other current assets	552,480	438,099	459,046
Federal, state and foreign income taxes recoverable	112,122	114,537	121,703
Total current assets	11,834,765	13,258,597	13,389,030
Net property at cost	5,389,735	5,270,827	5,107,346
Non-current deferred income taxes, net	171,723	184,971	127,483
Operating lease right of use assets	8,986,682	8,853,934	9,183,258
Goodwill	96,648	96,662	97,972
Other assets	611,053	796,467	878,357
Total assets	$27,090,606	$28,461,458	$28,783,446
Liabilities
Current liabilities:
Accounts payable	$4,085,478	$4,465,427	$4,413,316
Accrued expenses and other current liabilities	3,928,610	4,244,997	3,968,968
Current portion of operating lease liabilities	1,571,508	1,576,561	1,612,603
Current portion of long-term debt	499,646	—	—
Federal, state and foreign income taxes payable	61,877	181,155	47,171
Total current liabilities	10,147,119	10,468,140	10,042,058
Other long-term liabilities	916,663	1,015,720	1,072,847
Non-current deferred income taxes, net	67,030	44,175	3,451
Long-term operating lease liabilities	7,706,002	7,575,590	7,905,814
Long-term debt	2,857,143	3,354,841	3,352,892
Commitments and contingencies (See Note K)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,161,886,769; 1,181,188,731 and 1,202,980,524 respectively	1,161,887	1,181,189	1,202,981
Additional paid-in capital	—	—	117,603
Accumulated other comprehensive loss	(768,141)	(687,150)	(577,692)
Retained earnings	5,002,903	5,508,953	5,663,492
Total shareholders’ equity	5,396,649	6,002,992	6,406,384
Total liabilities and shareholders’ equity	$27,090,606	$28,461,458	$28,783,446
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Cash flows from operating activities:
Net income	$1,396,813	$1,319,611
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	437,733	430,561
Loss on early extinguishment of debt	—	242,248
Impairment on equity investment	217,619	—
Loss on property disposals and impairment charges	5,232	482
Deferred income tax provision (benefit)	25,867	(39,258)
Share-based compensation	58,186	114,121
Changes in assets and liabilities:
(Increase) in accounts receivable	(47,758)	(154,350)
(Increase) in merchandise inventories	(1,206,761)	(733,035)
Decrease (increase) in income taxes recoverable	2,415	(85,441)
(Increase) decrease in prepaid expenses and other current assets	(49,755)	19,738
(Decrease) in accounts payable	(311,338)	(425,274)
(Decrease) increase in accrued expenses and other liabilities	(392,606)	468,039
(Decrease) in income taxes payable	(122,617)	(34,819)
Increase (decrease) in net operating lease liabilities	5,771	(96,648)
Other, net	(12,564)	(79,096)
Net cash provided by operating activities	6,237	946,879
Cash flows from investing activities:
Property additions	(693,495)	(444,944)
Purchases of investments	(20,901)	(12,182)
Sales and maturities of investments	11,013	14,365
Net cash (used in) investing activities	(703,383)	(442,761)
Cash flows from financing activities:
Payments on debt	—	(2,975,518)
Payments for repurchase of common stock	(1,307,202)	(297,099)
Cash dividends paid	(655,213)	(628,859)
Proceeds from issuance of common stock	49,982	62,510
Payments of employee tax withholdings for stock awards	(32,454)	(24,478)
Net cash (used in) financing activities	(1,944,887)	(3,863,444)
Effect of exchange rate changes on cash	(53,520)	(4,228)
Net (decrease) in cash and cash equivalents	(2,695,553)	(3,363,554)
Cash and cash equivalents at beginning of year	6,226,765	10,469,570
Cash and cash equivalents at end of period	$3,531,212	$7,106,016
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, April 30, 2022	1,172,711	$1,172,711	$—	$(740,984)	$5,163,713	$5,595,440
Net income	—	—	—	—	809,340	809,340
Other comprehensive (loss), net of tax	—	—	—	(27,157)	—	(27,157)
Cash dividends declared on common stock	—	—	—	—	(343,280)	(343,280)
Recognition of share-based compensation	—	—	30,850	—	—	30,850
Issuance of common stock under stock incentive plan, and related tax effect	1,022	1,022	31,034	—	(599)	31,457
Common stock repurchased	(11,846)	(11,846)	(61,884)	—	(626,271)	(700,001)
Balance, July 30, 2022	1,161,887	$1,161,887	$—	$(768,141)	$5,002,903	$5,396,649

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, May 1, 2021	1,206,387	$1,206,387	$321,475	$(581,184)	$5,192,536	$6,139,214
Net income	—	—	—	—	785,681	785,681
Other comprehensive income, net of tax	—	—	—	3,492	—	3,492
Cash dividends declared on common stock	—	—	—	—	(314,378)	(314,378)
Recognition of share-based compensation	—	—	63,585	—	—	63,585
Issuance of common stock under stock incentive plan, and related tax effect	1,105	1,105	25,131	—	(347)	25,889
Common stock repurchased and retired	(4,511)	(4,511)	(292,588)	—	—	(297,099)
Balance, July 31, 2021	1,202,981	$1,202,981	$117,603	$(577,692)	$5,663,492	$6,406,384
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Twenty-Six Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 29, 2022	1,181,189	$1,181,189	$—	$(687,150)	$5,508,953	$6,002,992
Net income					1,396,813	1,396,813
Other comprehensive (loss), net of tax	—	—	—	(80,991)		(80,991)
Cash dividends declared on common stock	—	—	—	—	(690,202)	(690,202)
Recognition of share-based compensation	—	—	58,186	—	—	58,186
Issuance of common stock under stock incentive plan, net of shares used to pay tax withholdings	2,167	2,167	15,485	—	(599)	17,053
Common stock repurchased and retired	(21,469)	(21,469)	(73,671)	—	(1,212,062)	(1,307,202)
Balance, July 30, 2022	1,161,887	$1,161,887	$—	$(768,141)	$5,002,903	$5,396,649

	Twenty-Six Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 30, 2021	1,204,698	$1,204,698	$260,515	$(606,071)	$4,973,542	$5,832,684
Net income	—	—	—	—	1,319,611	1,319,611
Other comprehensive income, net of tax	—	—	—	28,379		28,379
Cash dividends declared on common stock	—	—	—	—	(629,314)	(629,314)
Recognition of share-based compensation	—	—	114,121	—	—	114,121
Issuance of common stock under stock incentive plan, net of shares used to pay tax withholdings	2,794	2,794	35,555	—	(347)	38,002
Common stock repurchased	(4,511)	(4,511)	(292,588)	—	—	(297,099)
Balance, July 31, 2021	1,202,981	$1,202,981	$117,603	$(577,692)	$5,663,492	$6,406,384
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
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends January 28, 2023 (“fiscal 2023”) and is a 52-week fiscal year. Fiscal 2022 was also a 52-week fiscal year. Fiscal 2024 will be a 53-week fiscal year and will end February 3, 2024.
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
Equity Investment
In fiscal 2020, the Company acquired a minority ownership stake in privately held Familia, an off-price retailer of apparel and home fashions domiciled in Luxembourg that operates stores throughout Russia. During the quarter ended April 30, 2022, the Company announced that it had committed to divesting its minority investment and as a result, the Company performed an impairment analysis of this investment. Based on this analysis the Company concluded that there was an other-than-temporary impairment of this investment and recorded an impairment charge of $218 million representing the entirety of the Company’s investment. See Note F—Fair Value Measurements for additional information.
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In thousands	July 30, 2022	July 31, 2021
Balance, beginning of year	$685,202	$576,187
Deferred revenue	852,192	769,970
Effect of exchange rates changes on deferred revenue	(3,288)	2,041
Revenue recognized	(905,519)	(802,194)
Balance, end of period	$628,587	$546,004

TJX recognized $462 million in gift card revenue for the three months ended July 30, 2022 and $436 million in gift card revenue for the three months ended July 31, 2021. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.
Leases
Supplemental cash flow information related to leases is as follows:

	Twenty-Six Weeks Ended
In thousands	July 30, 2022	July 31, 2021
Operating cash flows paid for operating leases	$972,062	$1,061,163
Lease liabilities arising from obtaining right of use assets	$1,151,045	$1,016,813
Future Adoption of New Accounting Standards
From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”). The Company has reviewed the new guidance and has determined that it will either not apply to TJX or is not expected to be material to its Consolidated Financial Statements upon adoption and therefore, the guidance is not disclosed.
Note B. Property at Cost
The following table presents the components of property at cost:

In thousands	July 30, 2022	January 29, 2022	July 31, 2021
Land and buildings	$1,960,479	$1,911,569	$1,771,907
Leasehold costs and improvements	3,666,573	3,652,280	3,634,959
Furniture, fixtures and equipment	7,080,322	6,871,777	6,692,117
Total property at cost	$12,707,374	$12,435,626	$12,098,983
Less: accumulated depreciation and amortization	7,317,639	7,164,799	6,991,637
Net property at cost	$5,389,735	$5,270,827	$5,107,346
Depreciation expense was $216 million for the three months ended July 30, 2022 and $213 million for the three months ended July 31, 2021. Depreciation expense was $434 million for the six months ended July 30, 2022 and $425 million for the six months ended July 31, 2021.
Non-cash investing activities in the cash flows consist of accrued capital additions of $145 million and $126 million as of the periods ended July 30, 2022 and July 31, 2021, respectively.

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive loss are recorded net of taxes. The following table details the changes in Accumulated other comprehensive loss for the twelve months ended January 29, 2022 and the six months ended July 30, 2022:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive (Loss) Income
Balance, January 30, 2021	$(441,532)	$(164,802)	$263	$(606,071)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $207)	(46,715)	—	—	(46,715)
Recognition of net gains/losses on benefit obligations (net of taxes of $17,659)	—	(48,504)	—	(48,504)
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $603)	—	—	(263)	(263)
Amortization of prior service cost and deferred gains/losses (net of taxes of $4,588)	—	14,403	—	14,403
Balance, January 29, 2022	$(488,247)	$(198,903)	$—	$(687,150)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $165)	(88,547)			(88,547)
Reclassifications from other comprehensive loss to net income:
Amortization of prior service cost and deferred gains/losses (net of taxes of $2,751)	—	7,556	—	7,556
Balance, July 30, 2022	$(576,794)	$(191,347)	$—	$(768,141)
Note D. Capital Stock and Earnings Per Share
Capital Stock
TJX repurchased and retired 11.8 million shares of its common stock at a cost of approximately $0.7 billion during the quarter ended July 30, 2022, on a “trade date” basis. During the six months ended July 30, 2022, TJX repurchased and retired 21.4 million shares of its common stock at a cost of approximately $1.3 billion, on a “trade date” basis. TJX reflects stock repurchases in its consolidated financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1.3 billion for the six months ended July 30, 2022 and $0.3 billion for the six months ended July 31, 2021. These expenditures were funded by cash generated from current and prior period operations.
In February 2022, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of TJX common stock from time to time. Under this program TJX had approximately $2.5 billion available for repurchase as of July 30, 2022.
All shares repurchased under the stock repurchase programs have been retired.

Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Amounts in thousands, except per share amounts	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Basic earnings per share:
Net income	$809,340	$785,681	$1,396,813	$1,319,611
Weighted average common shares outstanding for basic earnings per share calculation	1,167,922	1,205,054	1,172,531	1,205,247
Basic earnings per share	$0.69	$0.65	$1.19	$1.09
Diluted earnings per share:
Net income	$809,340	$785,681	$1,396,813	$1,319,611
Weighted average common shares outstanding for basic earnings per share calculation	1,167,922	1,205,054	1,172,531	1,205,247
Assumed exercise / vesting of stock options and awards	10,218	15,561	11,173	15,765
Weighted average common shares outstanding for diluted earnings per share calculation	1,178,140	1,220,615	1,183,704	1,221,012
Diluted earnings per share	$0.69	$0.64	$1.18	$1.08
Cash dividends declared per share	$0.295	$0.26	$0.59	$0.52
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal period. Such options are excluded because they would have an antidilutive effect. There were 5.1 million such options excluded for the thirteen weeks and twenty-six weeks ended July 30, 2022. There were no such options excluded for the thirteen weeks and twenty-six weeks ended July 31, 2021.
Note E. Financial Instruments
As a result of its operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates and fuel costs. These market risks may adversely affect TJX’s operating results and financial position. TJX seeks to minimize risk from changes in interest and foreign currency exchange rates and fuel costs through the use of derivative financial instruments when and to the extent deemed appropriate. TJX does not use derivative financial instruments for trading or other speculative purposes and does not use any leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of Accumulated other comprehensive loss or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged.
Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing, and the resulting per mile surcharges payable by TJX, by setting a fixed price per gallon for the period being hedged. During fiscal 2022, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for fiscal 2023, and during the first six months of fiscal 2023, TJX entered into agreements to hedge a portion of its estimated notional diesel requirements for the first six months of fiscal 2024. The hedge agreements outstanding at July 30, 2022 relate to approximately 54% of TJX’s estimated notional diesel requirements for the remainder of fiscal 2023 and approximately 47% of TJX’s estimated notional diesel requirements for the first six months of fiscal 2024. These diesel fuel hedge agreements will settle throughout fiscal 2023 and throughout the first seven months of fiscal 2024. TJX elected not to apply hedge accounting to these contracts.

Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at July 30, 2022 cover merchandise purchases the Company is committed to over the next several months. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. All merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this exposure.
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
The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at July 30, 2022:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at July 30, 2022
Fair value hedges:
Intercompany balances, primarily debt related:
	€60,000		£50,568	0.8428	Prepaid Exp	$343	$—	$343
A$	170,000	U.S.$	119,579	0.7034	Prepaid Exp / (Accrued Exp)	810	(1,040)	(230)
U.S.$	74,646		£55,000	0.7368	(Accrued Exp)	—	(6,831)	(6,831)
	£150,000	U.S.$	203,667	1.3578	Prepaid Exp	19,059	—	19,059
	€200,000	U.S.$	223,126	1.1156	Prepaid Exp / (Accrued Exp)	14,663	(117)	14,546
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.6M – 3.9M gal per month		Float on 2.6M – 3.9M gal per month	N/A	Prepaid Exp	38,234	—	38,234
Intercompany billings in TJX International, primarily merchandise related:
	€205,500		£173,888	0.8462	Prepaid Exp	2,145	—	2,145
Merchandise purchase commitments:
C$	807,155	U.S.$	635,000	0.7867	Prepaid Exp / (Accrued Exp)	6,657	(984)	5,673
C$	25,978		€19,000	0.7314	(Accrued Exp)	—	(685)	(685)
	£439,682	U.S.$	569,000	1.2941	Prepaid Exp / (Accrued Exp)	29,989	(2,151)	27,838
A$	71,070	U.S.$	50,750	0.7141	Prepaid Exp / (Accrued Exp)	1,055	(364)	691
zł	701,000		£124,092	0.1770	Prepaid Exp / (Accrued Exp)	2,215	(34)	2,181
U.S.$	113,734		€104,500	0.9188	Prepaid Exp / (Accrued Exp)	110	(5,970)	(5,860)
Total fair value of derivative financial instruments						$115,280	$(18,176)	$97,104

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 29, 2022:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 29, 2022
Fair value hedges:
Intercompany balances, primarily debt related:
zł	25,000		£4,541	0.1816	Prepaid Exp	$72	$—	$72
	€60,000		£50,568	0.8428	Prepaid Exp	111	—	111
A$	170,000	U.S.$	122,061	0.7180	Prepaid Exp	2,047	—	2,047
U.S.$	74,646		£55,000	0.7368	(Accrued Exp)	—	(918)	(918)
	€200,000	U.S.$	230,319	1.1516	Prepaid Exp	4,535	—	4,535
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.6M – 4.0M gal per month		Float on 3.6M– 4.0M gal per month	N/A	Prepaid Exp	23,649	—	23,649
Intercompany billings in TJX International, primarily merchandise related:
	€91,000		£75,894	0.8340	(Accrued Exp)	—	(145)	(145)
Merchandise purchase commitments:
C$	987,756	U.S.$	783,000	0.7927	Prepaid Exp / (Accrued Exp)	6,641	(80)	6,561
C$	38,138		€26,500	0.6948	(Accrued Exp)	—	(248)	(248)
	£325,482	U.S.$	442,100	1.3583	Prepaid Exp / (Accrued Exp)	6,023	(632)	5,391
zł	453,000		£82,112	0.1813	Prepaid Exp / (Accrued Exp)	744	(449)	295
A$	65,551	U.S.$	47,500	0.7246	Prepaid Exp	1,270	—	1,270
U.S.$	66,989		€59,000	0.8807	(Accrued Exp)	—	(820)	(820)
Total fair value of derivative financial instruments						$45,092	$(3,292)	$41,800

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at July 31, 2021:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at July 31, 2021
Fair value hedges:
Intercompany balances, primarily debt related:
zł	45,000		£8,846	0.1966	Prepaid Exp	$562	$—	$562
A$	110,000	U.S.$	84,198	0.7654	Prepaid Exp	3,100	—	3,100
U.S.$	75,102		£55,000	0.7323	Prepaid Exp	1,351	—	1,351
	£250,000	U.S.$	346,344	1.3854	Prepaid Exp / (Accrued Exp)	426	(1,504)	(1,078)
	€170,000	U.S.$	207,623	1.2213	Prepaid Exp / (Accrued Exp)	5,169	(143)	5,026
C$	150,000	U.S.$	124,009	0.8267	Prepaid Exp	3,698	—	3,698
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.3M – 4.0M gal per month		Float on 3.3M – 4.0M gal per month	N/A	Prepaid Exp	21,805	—	21,805
Intercompany billings in TJX International, primarily merchandise related:
	€98,000		£84,053	0.8577	Prepaid Exp	343	—	343
Merchandise purchase commitments:
C$	630,947	U.S.$	512,000	0.8115	Prepaid Exp / (Accrued Exp)	7,066	(1,132)	5,934
C$	34,928		€23,500	0.6728	Prepaid Exp / (Accrued Exp)	93	(161)	(68)
	£396,740	U.S.$	555,900	1.4012	Prepaid Exp / (Accrued Exp)	5,202	(678)	4,524
A$	52,396	U.S.$	39,225	0.7486	Prepaid Exp / (Accrued Exp)	656	(36)	620
zł	400,100		£75,659	0.1891	Prepaid Exp / (Accrued Exp)	961	(126)	835
U.S.$	55,198		€45,000	0.8152	(Accrued Exp)	—	(1,713)	(1,713)
Total fair value of derivative financial instruments						$50,432	$(5,492)	$44,940

The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands		July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Fair value hedges:
Intercompany balances, primarily debt related	Selling, general and administrative expenses	$8,961	$15,417	$33,356	$12,553
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	9,356	7,276	53,529	20,846
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	252	3,427	(118)	3,545
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	7,465	11,710	48,394	(4,259)
Gain recognized in income		$26,034	$37,830	$135,161	$32,685
Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price”. The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	July 30, 2022	January 29, 2022	July 31, 2021
Level 1
Assets:
Executive Savings Plan investments	$364,333	$387,666	$394,078
Level 2
Assets:
Foreign currency exchange contracts	$77,046	$21,443	$28,627
Diesel fuel contracts	38,234	23,649	21,805
Liabilities:
Foreign currency exchange contracts	$18,176	$3,292	$5,492
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

The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of July 30, 2022 was $2.7 billion compared to a carrying value of $2.9 billion. The fair value of the current portion of long-term debt as of July 30, 2022 was $0.5 billion compared to a carrying value of $0.5 billion. The fair value of long-term debt as of January 29, 2022 was $3.5 billion compared to a carrying value of $3.4 billion. The fair value of long-term debt as of July 31, 2021 was $3.7 billion compared to a carrying value of $3.4 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations. For additional information on long-term debt, see Note I—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, whereas the majority of assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended July 30, 2022, January 29, 2022 and July 31, 2021, the Company did not record any material impairments to long-lived assets.
During the first quarter of fiscal 2023, the Company announced its intention to divest from its position in its minority investment in Familia and re-characterized this investment as held-for-sale valued as a Level 3 position. Given the lack of an active market or observable inputs, the Company derived an exit price which indicated that this investment had no market value. The Company recorded a $218 million charge in the first quarter of fiscal 2023 which represents the entirety of its investment.
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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In thousands	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales:
In the United States:
Marmaxx	$7,235,219	$7,348,931	$14,107,489	$13,989,417
HomeGoods	1,856,313	2,083,261	3,892,098	4,225,017
TJX Canada	1,248,706	1,021,549	2,330,234	1,787,085
TJX International	1,502,770	1,623,322	2,919,661	2,162,205
Total net sales	$11,843,008	$12,077,063	$23,249,482	$22,163,724
Segment profit (loss):
In the United States:
Marmaxx	$933,177	$1,014,175	$1,837,399	$1,839,030
HomeGoods	49,616	182,526	171,601	434,128
TJX Canada	197,772	118,686	324,390	190,263
TJX International	104,615	173,456	117,847	(48,102)
Total segment profit	1,285,180	1,488,843	2,451,237	2,415,319
General corporate expense	188,583	163,602	265,961	324,044
Impairment on equity investment	—	—	217,619	—
Loss on early extinguishment of debt	—	242,248	—	242,248
Interest expense, net	11,007	28,661	29,792	73,349
Income before income taxes	$1,085,590	$1,054,332	$1,937,865	$1,775,678
Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Service cost	$12,168	$12,718	$728	$755
Interest cost	14,426	13,188	931	780
Expected return on plan assets	(22,229)	(23,992)	—	—
Amortization of net actuarial loss and prior service cost	4,276	4,697	878	1,155
Total expense	$8,641	$6,611	$2,537	$2,690

	Funded Plan		Unfunded Plan
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
In thousands	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Service cost	$24,336	$24,937	$1,455	$1,510
Interest cost	28,852	26,000	1,862	1,560
Expected return on plan assets	(44,457)	(47,984)	—	—
Amortization of net actuarial loss and prior service cost	8,550	7,500	1,757	2,309
Total expense	$17,281	$10,453	$5,074	$5,379

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
Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt as of July 30, 2022, January 29, 2022 and July 31, 2021. All amounts are net of unamortized debt discounts.

In thousands	July 30, 2022	January 29, 2022	July 31, 2021
General corporate debt:
2.500% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $33 at July 30, 2022, $56 at January 29, 2022 and $78 at July 31, 2021)	$499,967	$499,944	$499,922
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $3,046 at July 30, 2022, $3,419 at January 29, 2022 and $3,792 at July 31, 2021)	996,954	996,581	996,208
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount of $747 at July 30, 2022, $811 at January 29, 2022, and $875 at July 31, 2021)	499,253	499,189	499,125
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount of $475 at July 30, 2022, $506 at January 29, 2022 and $537 at July 31, 2021)	495,375	495,344	495,313
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount of $521 at July 30, 2022, $551 at January 29, 2022, and $581 at July 31, 2021)	499,479	499,449	499,419
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount of $2,094 at July 30, 2022, $2,132 at January 29, 2022 and $2,170 at July 31, 2021)	383,405	383,367	383,329
Total debt	3,374,433	3,373,874	3,373,316
Current maturities of long-term debt, net of debt issuance costs	(499,646)	—	—
Debt issuance costs	(17,644)	(19,033)	(20,424)
Long-term debt	$2,857,143	$3,354,841	$3,352,892
Credit Facilities
The Company has two revolving credit facilities, a $1 billion senior unsecured revolving credit facility maturing in June 2026 (the “2026 Revolving Credit Facility”) and a $500 million revolving credit facility that matures in May 2024 (the “2024 Revolving Credit Facility”). Under these credit facilities, the Company has maintained a borrowing capacity of $1.5 billion. The terms of these revolving credit facilities require quarterly payments on the committed amount and payment of interest on borrowings at rates based on LIBOR or a base rate plus a variable margin, in each case based on the Company’s long-term debt ratings. The 2024 Revolving Credit Facility requires usage fees based on total credit extensions under the facility. As of July 30, 2022, January 29, 2022 and July 31, 2021, there were no amounts outstanding under any of the Company’s facilities. Each of these facilities require TJX to maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (EBITDAR) of not more than 3.50 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
As of July 30, 2022, January 29, 2022 and July 31, 2021, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of July 30, 2022, January 29, 2022 and July 31, 2021, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit lines for operating expenses. As of July 30, 2022, January 29, 2022 and July 31, 2021, the Company’s European business at TJX International had an uncommitted credit line of £5 million. As of July 30, 2022, January 29, 2022 and July 31, 2021, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.

Note J. Income Taxes
The effective income tax rate was 25.4% for the second quarter of fiscal 2023 and 25.5% for the second quarter of fiscal 2022. The effective income tax rate was 27.9% for the first six months of fiscal 2023 and 25.7% for the first six months of fiscal 2022. The increase in the effective income tax rate for the first six months of fiscal 2023 was primarily due to the impairment of the Company’s minority investment in Familia, which as of July 30, 2022, did not have an associated tax benefit, and a reduction of excess tax benefits from share-based compensation, partially offset by the change of jurisdictional mix of profits and losses and the resolution of various tax matters.
TJX had net unrecognized tax benefits of $272 million as of July 30, 2022, $288 million as of January 29, 2022 and $280 million as of July 31, 2021.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties on the Consolidated Balance Sheets was $39 million as of July 30, 2022, $43 million as of January 29, 2022 and $40 million as of July 31, 2021.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the consolidated financial statements as of July 30, 2022. During the next 12 months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by up to $40 million, which would reduce the provision for taxes on earnings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 30, 2022
Compared to
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
RESULTS OF OPERATIONS
As an overview of our financial performance, results for the quarter ended July 30, 2022 include the following:
–Net sales decreased 2% to $11.8 billion for the second quarter of fiscal 2023 versus last year’s second quarter sales of $12.1 billion. As of July 30, 2022, the number of stores in operation increased 2% and selling square footage increased 1% compared to the end of the second quarter of fiscal 2022.
–U.S. comp store sales decreased 5% for the second quarter of fiscal 2023. The U.S. open-only comp store sales increase was 21% for the second quarter of fiscal 2022. See Net Sales below for definition of both U.S. comp store sales and U.S. open-only comp store sales.
–Net sales decreased 7% for TJX International and increased 22% for TJX Canada for the second quarter of fiscal 2023. On a constant currency basis, net sales increased 6% and 28% for TJX International and TJX Canada, respectively.
–Diluted earnings per share for the second quarter of fiscal 2023 were $0.69 versus $0.64 in the second quarter of fiscal 2022. The second quarter of fiscal 2022 included a $0.15 negative impact due to a debt extinguishment charge.
–Pre-tax profit margin (the ratio of pre-tax income to net sales) for the second quarter of fiscal 2023 was 9.2%, which was a 0.5 percentage point increase compared with 8.7% in the second quarter of fiscal 2022. The second quarter of fiscal 2022 included a 2 percentage point negative impact due to a debt extinguishment charge.
–Our cost of sales ratio, including buying and occupancy costs, for the second quarter of fiscal 2023 was 72.4%, a 1.8 percentage point increase compared with 70.6% in the second quarter of fiscal 2022.
–Our selling, general and administrative (“SG&A”) expense ratio for the second quarter of fiscal 2023 was 18.4%, which was flat versus the second quarter of fiscal 2022.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were up 33% on a reported basis and 35% on a constant currency basis at the end of the second quarter of fiscal 2023.
–During the second quarter of fiscal 2023, we returned over $1 billion to our shareholders through share repurchases and dividends.

Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	72.4	70.6	72.2	71.2
Selling, general and administrative expenses	18.4	18.4	18.4	19.4
Impairment on equity investment	—	—	0.9	—
Loss on early extinguishment of debt	—	2.0	—	1.1
Interest expense, net	0.1	0.2	0.1	0.3
Income before provision for income taxes*	9.2%	8.7%	8.3%	8.0%
*Figures may not foot due to rounding.
Net Sales
Net sales for the quarter ended July 30, 2022 totaled $11.8 billion, a 2% decrease versus second quarter fiscal 2022 net sales of $12.1 billion. The decrease reflects a 5% decrease in U.S. comp store sales and a 2% negative impact from foreign currency exchange rates. This decrease was partially offset by a fully open store base for the second quarter compared to having temporary store closures in the second quarter of fiscal 2022, as well as an increase from non-comp store sales. Net sales from our e-commerce sites combined amounted to less than 2% of total sales for each of the second quarters of fiscal 2023 and fiscal 2022.
Net sales for the six months ended July 30, 2022 totaled $23.2 billion, a 5% increase versus the first six months of fiscal 2022 net sales of $22.2 billion. The increase reflects a fully open store base for the six-month period compared to having temporary store closures for the first six months of fiscal 2022, as well as an increase from non-comp store sales. This was partially offset by a 2% decrease in U.S. comp store sales and a 2% negative impact from foreign currency exchange rates. Net sales from our e-commerce sites combined amounted to less than 3% of total sales for the first six months of both fiscal 2023 and fiscal 2022.
For fiscal 2023, we returned to our historical definition of comparable store sales. While stores in the U.S. were open for all of fiscal 2022, a significant number of stores in TJX Canada and TJX International experienced COVID-19 related temporary store closures and government-mandated shopping restrictions during fiscal 2022. Therefore, we cannot measure year-over-year comparable store sales with fiscal 2022 in these geographies in a meaningful way. As a result, the comparable stores included in the fiscal 2023 measure consist of U.S. stores only, which we refer to as U.S. comparable store sales (“U.S. comp store sales”) and are calculated against sales for the comparable periods in fiscal 2022.
U.S. comp store sales decreased 5% for the second quarter and 2% for the first six months of fiscal 2023 compared to a 21% open-only comp store sales increase in the second quarter and a 19% open-only comp store increase in the first six months of fiscal 2022. U.S. comp store sales for both periods reflect a decrease in customer traffic partially offset by an increase in average basket driven by higher average ticket. Positive apparel comp sales outperformed a decline in home fashions sales for the second quarter and first six months ended July 30, 2022.
There remains significant uncertainty in the current macro-economic environment, driven by inflationary pressures, as well as ongoing industry-wide supply chain issues. These factors have impacted, and are expected to continue to impact, consumer discretionary spending and many of the costs in our business.
As of July 30, 2022, our store count increased 2% and selling square footage increased 1% compared to the end of the second quarter last year.
Definition of Comp Store Sales
We define comparable store sales, or comp store sales, to be sales of stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We calculate comp store sales on a 52-week basis by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have changed in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated comp percentage is immaterial.

Sales excluded from comp store sales (“non-comp store sales”) consist of sales from:
–New stores - stores that have not yet met the comp store sales criteria, which represents a substantial majority of non-comp store sales
–Stores that are closed permanently or for an extended period of time
–Sales from our e-commerce sites
We determine which stores are included in the comp store sales calculation at the beginning of a fiscal year and the classification remains constant throughout that year unless a store is closed permanently or for an extended period during that fiscal year.
Comp store sales of our foreign segments are calculated by translating the current year’s comp store sales using the prior year’s exchange rates. This removes the effect of changes in currency exchange rates, which we believe is a more accurate measure of segment operating performance.
Comp store sales may be referred to as “same store” sales by other retail companies. The method for calculating comp store sales varies across the retail industry, therefore our measure of comp store sales may not be comparable to that of other retail companies.
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 72.4% for the second quarter of fiscal 2023, an increase of 1.8 percentage points from 70.6% for the second quarter of fiscal of 2022.
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 72.2% for the first six months of fiscal 2023, an increase of 1.0 percentage point from 71.2% for the first six months of fiscal of 2022.
The increase in the cost of sales ratio, including buying and occupancy costs, for the second quarter and six-month period was primarily attributable to lower merchandise margin and investments in supply chain. Within merchandise margin, strong markon and a benefit from our pricing initiative were more than offset by approximately 2.4 percentage points of incremental freight for the second quarter and approximately 2.3 percentage points of incremental freight for the first six months of fiscal 2023 as well as higher markdowns. Additionally, the second quarter was further impacted by deleverage on occupancy and administrative costs and unfavorable mark-to-market adjustments on inventory and fuel hedges.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, were 18.4% for the second quarter of fiscal 2023, which was flat relative to last year’s second quarter ratio of 18.4%.
SG&A expenses, as a percentage of net sales, were 18.4% for the first six months of fiscal 2023, a decrease of 1.0 percentage points over last year’s first six months ratio of 19.4%.
For the second quarter, the SG&A ratio was flat compared to the same period of fiscal 2022 primarily driven by lower store payroll costs due to a reduction in COVID-related costs, partially offset by higher store wages, as well as government programs received in the second quarter of fiscal 2022 that did not continue in fiscal 2023. The decrease in the SG&A ratio for the first six months of fiscal 2023 compared to the same period of fiscal 2022 was primarily driven by store payroll due to a reduction of COVID-related costs.
Impairment on Equity Investment
During the first quarter ended April 30, 2022, due to the Russian invasion of Ukraine, we announced that we had committed to divesting our minority investment in Familia, an off-price retailer of apparel and home fashions domiciled in Luxembourg that operates stores in Russia. As a result, we performed an impairment analysis and concluded that there was an other-than-temporary impairment of this investment. We recorded an impairment charge of $218 million representing the entire carrying value of the investment in the first quarter of fiscal 2023. This charge had a $0.18 negative impact on earnings per share for the six months ended July 30, 2022.
Interest Expense, net
The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Interest expense	$23	$30	$46	$77
Capitalized interest	(2)	(1)	(3)	(2)
Interest (income)	(10)	(1)	(13)	(2)
Interest expense, net	$11	$28	$30	$73
Net interest expense decreased for both the second quarter of fiscal 2023 and the six months ended July 30, 2022 compared to the same periods in fiscal 2022, primarily due to the $2.75 billion pay down of outstanding debt during fiscal 2022 as well as an increase in interest income over the same periods.

Provision for Income Taxes
The effective income tax rate was 25.4% for the second quarter of fiscal 2023 compared to 25.5% for the second quarter of fiscal 2022. The effective income tax rate was 27.9% and 25.7% for the first six months of fiscal 2023 and fiscal 2022, respectively. The increase in the effective income tax rate for the first six months of fiscal 2023 is primarily due to the impairment of our minority investment in Familia, which, as of July 30, 2022, did not have an associated tax benefit, and a reduction of excess tax benefits from share-based compensation, partially offset by the change of jurisdictional mix of profits and losses and the resolution of various tax matters.
Net Income and Diluted Earnings Per Share
Net income for the second quarter of fiscal 2023 was $0.8 billion, or $0.69 per diluted share compared with $0.8 billion, or $0.64 per diluted share for the second quarter of fiscal 2022. Foreign currency had a $0.03 negative impact on earnings per share for the second quarter of fiscal 2023 compared to a $0.01 positive impact on earnings per share for the second quarter of fiscal 2022. The $242 million debt extinguishment charge in fiscal 2022 had a $0.15 negative impact on earnings per share for the second quarter of fiscal 2022.
Net income for the first six months of fiscal 2023 was $1.4 billion, or $1.18 per diluted share compared with $1.3 billion, or $1.08 per diluted share for the first six months of fiscal 2022. The $218 million impairment on our minority investment in Familia had a $0.18 negative impact on earnings per share for the first six months of fiscal 2023. Foreign currency had a $0.02 negative impact on earnings per share for the first six months of fiscal 2023 compared to a $0.01 positive impact on earnings per share for the first six months of fiscal 2022. The $242 million debt extinguishment charge in fiscal 2022 had a $0.15 negative impact on earnings per share for the first six months of fiscal 2022.
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
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$7,235	$7,349	$14,107	$13,989
Segment profit	$933	$1,014	$1,837	$1,839
Segment profit margin	12.9%	13.8%	13.0%	13.1%
Comp store sales(a)	(2)%	18%	0%	15%
Stores in operation at end of period:
T.J. Maxx			1,290	1,283
Marshalls			1,157	1,145
Sierra			62	52
Total			2,509	2,480
Selling square footage at end of period (in thousands):
T.J. Maxx			27,986	27,887
Marshalls			26,318	26,144
Sierra			1,005	847
Total			55,309	54,878
(a)Comp store sales reported for fiscal 2023 and open-only comp store sales reported for fiscal 2022.
Net Sales
Net sales for Marmaxx were $7.2 billion for the second quarter of fiscal 2023, a decrease of 2% compared to $7.3 billion for the second quarter of fiscal 2022. The decrease in the second quarter was driven by a 2% decrease from comp store sales. The decrease in comp store sales was primarily attributable to a decrease in customer traffic, partially offset by an increase in average basket driven by higher average ticket. Net sales for Marmaxx were $14.1 billion for the first six months of fiscal 2023, an increase of 1% compared to $14.0 billion for the first six months of fiscal 2022 due to non-comp store sales. Comp store sales growth for the first six months was flat. For both the three and six months ended July 30, 2022, positive apparel sales outperformed a decline in home fashions sales.
Segment Profit Margin
Segment profit margin decreased to 12.9% for the second quarter of fiscal 2023 compared to 13.8% for the same period last year. Segment profit margin decreased to 13.0% for the first six months of fiscal 2023 compared to 13.1% for the same period last year. The decrease in segment profit margin for both periods was primarily driven by deleverage on lower comp store sales, primarily in occupancy and administrative costs, higher store and distribution center wages and lower merchandise margin, partially offset by store payroll reflecting lower COVID-related expenses. Within merchandise margin, incremental freight costs and higher markdowns were partially offset by strong markon and the benefits from our pricing initiative.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented less than 3% of Marmaxx’s net sales for the second quarter and the first six months of fiscal 2023 and fiscal 2022, and did not have a significant impact on year-over-year segment margin comparisons.

HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$1,856	$2,083	$3,892	$4,225
Segment profit	$50	$182	$172	$434
Segment profit margin	2.7%	8.8%	4.4%	10.3%
Comp store sales(a)	(13)%	36%	(10)%	38%
Stores in operation at end of period:
HomeGoods			862	846
Homesense			40	39
Total			902	885
Selling square footage at end of period (in thousands):
HomeGoods			15,760	15,475
Homesense			858	837
Total			16,618	16,312
(a)Comp store sales reported for fiscal 2023 and open-only comp store sales reported for fiscal 2022.
Net Sales
Net sales for HomeGoods were $1.9 billion for the second quarter of fiscal 2023, a decrease of 11%, compared to $2.1 billion for the second quarter of fiscal 2022. The decrease in the second quarter reflects a 13% decrease from comp store sales, partially offset by a 2% increase from non-comp store sales. Net sales for HomeGoods were $3.9 billion for the first six months of fiscal 2023, a decrease of 8%, compared to $4.2 billion for the first six months of fiscal 2022. The decrease in the first six months reflects a 10% decrease from comp store sales, partially offset by a 2% increase from non-comp store sales. The decreases in comp store sales for both the second quarter and first six months of fiscal 2023 were driven by a decrease in customer traffic, partially offset by an increase in average basket driven by higher average ticket.
Segment Profit Margin
Segment profit margin decreased to 2.7% for the second quarter of fiscal 2023 compared to 8.8% for the same period last year. Segment profit margin decreased to 4.4% for the first six months of fiscal 2023 compared to 10.3% for the same period last year. The decrease in segment profit margin for both periods was driven by lower merchandise margin, deleverage on lower comp store sales, primarily in occupancy and administrative costs, and higher store and distribution center wages. The decrease in segment profit margin for both periods was partially offset by store and distribution payroll reflecting lower COVID-related expenses and fewer units processed. Merchandise margin includes incremental freight costs of nearly 8 percentage points and approximately 7.4 percentage points in the second quarter and six months ended July 30, 2022, respectively, as well as higher markdowns. These costs were partially offset by strong markon and the benefits from our pricing initiative.
Our HomeGoods e-commerce website, homegoods.com, represented less than 1% of HomeGoods net sales for the second quarter and the first six months of fiscal 2023, and did not have a significant impact on year-over-year segment margin comparisons.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$1,248	$1,022	$2,330	$1,787
Segment profit	$197	$118	$324	$190
Segment profit margin	15.8%	11.6%	13.9%	10.6%
Stores in operation at end of period:
Winners			295	290
HomeSense			150	147
Marshalls			106	105
Total			551	542
Selling square footage at end of period (in thousands):
Winners			6,324	6,241
HomeSense			2,778	2,733
Marshalls			2,220	2,201
Total			11,322	11,175
Net Sales
Net sales for TJX Canada were $1.2 billion for the second quarter of fiscal 2023, an increase of 22% compared to $1.0 billion for the second quarter of fiscal 2022. Net sales for TJX Canada were $2.3 billion for the first six months of fiscal 2023, an increase of 30% compared to $1.8 billion for the first six months of fiscal 2022. The increase in net sales reflects having a fully open store base for all of the second quarter and first six months of fiscal 2023, compared to temporary store closures for 22% of the second quarter and 24% of the first six months of fiscal 2022 as a result of the COVID-19 pandemic, partially offset by a negative impact due to foreign currency exchange rates for 6% and 4% in the second quarter and first six months of fiscal 2023, respectively. In addition to stores being open for more days in the second quarter and first six months of fiscal 2023, net sales further increased due to an increase in average basket driven by higher average ticket.
Segment Profit Margin
Segment profit margin increased to 15.8% for the second quarter of fiscal 2023 compared to 11.6% for the same period last year. Segment profit margin increased to 13.9% for the first six months of fiscal 2023 compared to 10.6% for the same period last year. The increase for the second quarter and first six months of fiscal 2023 was primarily driven by increased sales due to having a fully open store base compared to the temporary store closures in the same periods in fiscal 2022. This was partially offset by government programs received in the second quarter and first six months of fiscal 2022 that did not continue into fiscal 2023. Within merchandise margin, strong markon, lower markdowns and the benefits from our pricing initiative offset incremental freight costs in the second quarter of fiscal 2023. For the first six months of fiscal 2023, incremental freight costs more than offset strong markon and the benefits from our pricing initiative.

TJX International

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$1,503	$1,623	$2,920	$2,162
Segment profit (loss)	$105	$174	$118	$(48)
Segment profit margin	7.0%	10.7%	4.0%	(2.2)%
Stores in operation at end of period:
T.K. Maxx			626	616
Homesense			77	78
T.K. Maxx Australia			71	64
Total			774	758
Selling square footage at end of period (in thousands):
T.K. Maxx			12,590	12,373
Homesense			1,126	1,142
T.K. Maxx Australia			1,246	1,143
Total			14,962	14,658
Net Sales
Net sales for TJX International were $1.5 billion for the second quarter of fiscal 2023, a decrease of 7% compared to $1.6 billion for the second quarter of fiscal 2022. The decrease in net sales was primarily due to a negative foreign currency exchange rate impact of 13% in the second quarter of fiscal 2023, partially offset by an increase in average basket primarily due to higher average ticket. Net sales for TJX International were $2.9 billion for the first six months of fiscal 2023, an increase of 35% compared to $2.2 billion for the first six months of fiscal 2022. The increase in net sales reflects having a fully open store base for all of the first six months of fiscal 2023, compared to temporary store closings of 37% of the first six months of fiscal 2022 as a result of the COVID-19 pandemic. In addition, net sales further increased due to an increase in average basket, partially offset by a negative impact due to foreign currency exchange rates of 14% in the first six months of fiscal 2023.
E-commerce sales were approximately 3% and 5% of TJX International’s net sales for the second quarters of fiscal 2023 and fiscal 2022, respectively and 3% and 7% for the first six months of the same periods. For the second quarter and first six months of fiscal 2022 temporary store closures due to the COVID-19 pandemic resulted in an increased e-commerce contribution.
Segment Profit Margin
Segment profit margin decreased to 7.0% for the second quarter of fiscal 2023 compared to 10.7% for the same period last year. This decrease primarily reflects government programs received in the second quarter of fiscal 2022 that did not continue into fiscal 2023, expense deleverage on occupancy and administrative costs and lower merchandise margin in fiscal 2023. Within merchandise margin, incremental freight costs and higher markdowns offset strong markon. The segment profit margin decrease was partially offset by lower third party storage costs.
Segment profit margin increased to 4.0% for the first six months of fiscal 2023 compared to loss of 2.2% for the same period last year. This increase was primarily driven by additional sales due to having a fully open store base for the first six months of fiscal 2023 compared to the temporary store closures in the same period in fiscal 2022 as well as lower COVID-related expenses in stores and distribution centers. This was partially offset by government programs received in fiscal 2022 that did not continue into fiscal 2023 and lower merchandise margin in fiscal 2023. Within merchandise margin, strong markon was more than offset by higher markdowns and incremental freight costs.

GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
General corporate expense	$189	$164	$266	$324
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for the second quarter of fiscal 2023 was primarily driven by unfavorable mark-to-market adjustments on inventory and fuel hedges, partially offset by lower share-based and incentive compensation costs.
The decrease in general corporate expense for the first six months of fiscal 2023 was primarily driven by lower share-based incentive costs and the timing of contributions to TJX’s charitable foundations partially offset by unfavorable mark-to-market adjustments on inventory and fuel hedges.
ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of July 30, 2022, there were no short-term bank borrowings or commercial paper outstanding. We have current maturities of long-term debt which will mature in the first half of fiscal 2024. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended July 30, 2022, as described in Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs for the foreseeable future.
As of July 30, 2022, we held $3.5 billion in cash. Approximately $1.2 billion of our cash was held by our foreign subsidiaries with $0.5 billion held in countries where we intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through July 30, 2022. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
We monitor debt financing markets on an ongoing basis and from time to time may incur additional long-term indebtedness depending on prevailing market conditions, liquidity requirements, existing economic conditions and other factors. In fiscal 2022 we used, and in the future we may again use, operating cash flow and cash on hand to repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, existing economic conditions, contractual restrictions and other factors. As such, we may, from time to time, seek to retire, redeem, prepay or purchase our outstanding debt through redemptions, cash purchases, prepayments, refinancings and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our operating cash flow and/or cash on hand to repay our debt, it will reduce the amount of cash available for additional capital expenditures.
Operating Activities
Operating activities resulted in net cash inflows of $6 million for the six months ended July 30, 2022 and $947 million for the six months ended July 31, 2021.
Operating cash flows decreased compared to fiscal 2022, with the primary driver being a $0.9 billion decrease in accrued expenses, the largest component of which was lower incentive compensation costs.
Investing Activities
Investing activities resulted in net cash outflows of $0.7 billion for the six months ended July 30, 2022 and $0.4 billion for the six months ended July 31, 2021. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first six months of fiscal 2023 primarily reflected property additions for investments in our new stores, store improvements and renovations as well as investments in our distribution centers and offices, including buying and merchandising systems and other information systems. We anticipate that capital spending for the full fiscal year 2023 will be approximately $1.7 billion to $1.9 billion. We plan to fund these expenditures through cash flows from operations.

Financing Activities
Financing activities resulted in net cash outflows of $1.9 billion for the first six months of fiscal 2023 and net cash outflows of $3.9 billion for the six months ended July 31, 2021. The cash outflows for fiscal 2023 were primarily driven by equity repurchases and dividend payments.
Debt
The cash outflows in the first six months of fiscal 2022 were due to the completion of make-whole calls and the redemption at par of certain of our notes.
Our 2.50% ten-year Notes due May 2023 will mature during our second quarter of fiscal 2024 and are included within our current maturities of long-term debt, see Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements. We plan to repay this debt by cash generated from operations.
Equity
Under our stock repurchase programs, we paid $1.3 billion to repurchase and retire 21.5 million shares of our stock on a settlement basis in the first six months of fiscal 2023. As of July 30, 2022, approximately $2.5 billion remained available under our existing stock repurchase program. We paid $0.3 billion to repurchase and retire 4.6 million shares of our stock on a settlement basis in the first six months of fiscal 2022. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
Dividends
We declared quarterly dividends on our common stock of $0.295 per share in the first six months of fiscal 2023 and $0.26 per share in the first six months of fiscal 2022. Cash payments for dividends on our common stock totaled $0.7 billion for the first six months of fiscal 2023 and $0.6 billion for the first six months of fiscal 2022.
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

Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 30, 2022 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended July 30, 2022 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2023 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
May 1, 2022 through May 28, 2022	2,006,088	$59.82	2,006,088	$3,073,792,904
May 29, 2022 through July 2, 2022	6,198,528	$58.56	6,198,528	$2,710,792,381
July 3, 2022 through July 30, 2022	3,644,832	$59.54	3,644,832	$2,493,792,375
Total	11,849,448		11,849,448
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2022, we announced that our Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of our common stock from time to time. Under this program we had approximately $2.5 billion available for repurchase as of July 30, 2022.

Item 6. Exhibits

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.1	The Stock Incentive Plan (2022 Restatement), filed herewith*
10.2	The Stock Incentive Plan Rules for U.K. Employees, effective as of January 30, 2022, filed herewith*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, formatted in Inline XBRL (included in Exhibit 101)
* Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: August 26, 2022
/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)