Form 10-Q
period 2022-10-29
TJX COMPANIES INC /DE/
filed 2022-11-29
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of November 18, 2022: 1,155,504,149

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN THOUSANDS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$12,166,286	$12,531,890	$35,415,768	$34,695,614
Cost of sales, including buying and occupancy costs	8,622,556	8,835,532	25,417,319	24,619,297
Selling, general and administrative expenses	2,184,946	2,296,649	6,454,389	6,585,333
Impairment on equity investment	—	—	217,619	—
Loss on early extinguishment of debt	—	—	—	242,248
Interest (income) expense, net	(427)	20,674	29,365	94,023
Income before income taxes	1,359,211	1,379,035	3,297,076	3,154,713
Provision for income taxes	296,405	356,035	837,457	812,102
Net income	$1,062,806	$1,023,000	$2,459,619	$2,342,611
Basic earnings per share	$0.92	$0.85	$2.10	$1.95
Weighted average common shares – basic	1,160,763	1,200,661	1,168,608	1,203,718
Diluted earnings per share	$0.91	$0.84	$2.08	$1.92
Weighted average common shares – diluted	1,172,267	1,215,690	1,179,892	1,219,238
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	October 29, 2022	October 30, 2021
Net income	$1,062,806	$1,023,000
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of related tax benefit of $8,638 in fiscal 2023 and tax provision of $976 in fiscal 2022	(65,858)	(6,688)
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $1,602 in fiscal 2023 and $1,156 in fiscal 2022	4,400	3,173
Other comprehensive (loss), net of tax	(61,458)	(3,515)
Total comprehensive income	$1,001,348	$1,019,485

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Net income	$2,459,619	$2,342,611
Additions to other comprehensive (loss) income:
Foreign currency translation adjustments, net of related tax benefit of $8,803 in fiscal 2023 and tax provision of $2,734 in fiscal 2022	(154,405)	14,685
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $4,353 in fiscal 2023 and $3,802 in fiscal 2022	11,956	10,442
Amortization of loss on cash flow hedge, net of related tax provision of $603 in fiscal 2022	—	(263)
Other comprehensive (loss) income, net of tax	(142,449)	24,864
Total comprehensive income	$2,317,170	$2,367,475
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN THOUSANDS, EXCEPT SHARE DATA

	October 29, 2022	January 29, 2022	October 30, 2021
Assets
Current assets:
Cash and cash equivalents	$3,364,678	$6,226,765	$6,791,596
Accounts receivable, net	570,865	517,623	615,119
Merchandise inventories	8,328,680	5,961,573	6,633,328
Prepaid expenses and other current assets	582,389	438,099	449,377
Federal, state and foreign income taxes recoverable	142,181	114,537	86,690
Total current assets	12,988,793	13,258,597	14,576,110
Net property at cost	5,572,720	5,270,827	5,165,250
Non-current deferred income taxes, net	173,564	184,971	193,583
Operating lease right of use assets	8,985,593	8,853,934	9,143,834
Goodwill	94,501	96,662	98,604
Other assets	613,279	796,467	893,605
Total assets	$28,428,450	$28,461,458	$30,070,986
Liabilities
Current liabilities:
Accounts payable	$4,993,269	$4,465,427	$5,443,007
Accrued expenses and other current liabilities	4,083,434	4,244,997	4,140,660
Current portion of operating lease liabilities	1,574,384	1,576,561	1,606,480
Current portion of long-term debt	499,764	—	—
Federal, state and foreign income taxes payable	82,778	181,155	138,586
Total current liabilities	11,233,629	10,468,140	11,328,733
Other long-term liabilities	906,736	1,015,720	1,013,537
Non-current deferred income taxes, net	74,178	44,175	69,053
Long-term operating lease liabilities	7,691,225	7,575,590	7,861,023
Long-term debt	2,857,999	3,354,841	3,353,866
Commitments and contingencies (See Note K)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,156,263,970; 1,181,188,731 and 1,194,260,626 respectively	1,156,264	1,181,189	1,194,261
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(829,599)	(687,150)	(581,207)
Retained earnings	5,338,018	5,508,953	5,831,720
Total shareholders’ equity	5,664,683	6,002,992	6,444,774
Total liabilities and shareholders’ equity	$28,428,450	$28,461,458	$30,070,986
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Cash flows from operating activities:
Net income	$2,459,619	$2,342,611
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	656,081	647,610
Loss on early extinguishment of debt	—	242,248
Impairment on equity investment	217,619	—
Loss on property disposals and impairment charges	6,664	526
Deferred income tax provision (benefit)	34,655	(44,285)
Share-based compensation	94,564	156,575
Changes in assets and liabilities:
(Increase) in accounts receivable	(68,729)	(155,554)
(Increase) in merchandise inventories	(2,544,990)	(2,287,326)
(Increase) in income taxes recoverable	(27,644)	(50,428)
(Increase) decrease in prepaid expenses and other current assets	(72,128)	20,779
Increase in accounts payable	647,264	611,934
(Decrease) increase in accrued expenses and other liabilities	(237,272)	557,065
(Decrease) increase in income taxes payable	(103,229)	56,426
Increase (decrease) in net operating lease liabilities	2,327	(105,494)
Other, net	(5,549)	(45,754)
Net cash provided by operating activities	1,059,252	1,946,933
Cash flows from investing activities:
Property additions	(1,099,748)	(715,542)
Purchases of investments	(26,183)	(16,979)
Sales and maturities of investments	15,691	16,896
Net cash (used in) investing activities	(1,110,240)	(715,625)
Cash flows from financing activities:
Payments on debt	—	(2,975,518)
Payments for repurchase of common stock	(1,799,802)	(1,093,399)
Cash dividends paid	(997,743)	(941,531)
Proceeds from issuance of common stock	114,501	146,393
Payments of employee tax withholdings for stock awards	(32,451)	(24,478)
Net cash (used in) financing activities	(2,715,495)	(4,888,533)
Effect of exchange rate changes on cash	(95,604)	(20,749)
Net (decrease) in cash and cash equivalents	(2,862,087)	(3,677,974)
Cash and cash equivalents at beginning of year	6,226,765	10,469,570
Cash and cash equivalents at end of period	$3,364,678	$6,791,596
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, July 30, 2022	1,161,887	$1,161,887	$—	$(768,141)	$5,002,903	$5,396,649
Net income	—	—	—	—	1,062,806	1,062,806
Other comprehensive (loss), net of tax	—	—	—	(61,458)	—	(61,458)
Cash dividends declared on common stock	—	—	—	—	(341,614)	(341,614)
Recognition of share-based compensation	—	—	36,378	—	—	36,378
Issuance of common stock under stock incentive plan, and related tax effect	2,020	2,020	62,502	—	—	64,522
Common stock repurchased and retired	(7,643)	(7,643)	(98,880)	—	(386,077)	(492,600)
Balance, October 29, 2022	1,156,264	$1,156,264	$—	$(829,599)	$5,338,018	$5,664,683

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, July 31, 2021	1,202,981	$1,202,981	$117,603	$(577,692)	$5,663,492	$6,406,384
Net income	—	—	—	—	1,023,000	1,023,000
Other comprehensive (loss), net of tax	—	—	—	(3,515)	—	(3,515)
Cash dividends declared on common stock	—	—	—	—	(311,129)	(311,129)
Recognition of share-based compensation	—	—	42,454	—	—	42,454
Issuance of common stock under stock incentive plan, and related tax effect	2,970	2,970	80,910	—	—	83,880
Common stock repurchased and retired	(11,690)	(11,690)	(240,967)	—	(543,643)	(796,300)
Balance, October 30, 2021	1,194,261	$1,194,261	$—	$(581,207)	$5,831,720	$6,444,774
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN THOUSANDS

	Thirty-Nine Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 29, 2022	1,181,189	$1,181,189	$—	$(687,150)	$5,508,953	$6,002,992
Net income	—	—	—	—	2,459,619	2,459,619
Other comprehensive (loss), net of tax	—	—	—	(142,449)	—	(142,449)
Cash dividends declared on common stock	—	—	—	—	(1,031,816)	(1,031,816)
Recognition of share-based compensation	—	—	94,564	—	—	94,564
Issuance of common stock under stock incentive plan, net of shares used to pay tax withholdings	4,187	4,187	77,987	—	(599)	81,575
Common stock repurchased and retired	(29,112)	(29,112)	(172,551)	—	(1,598,139)	(1,799,802)
Balance, October 29, 2022	1,156,264	$1,156,264	$—	$(829,599)	$5,338,018	$5,664,683

	Thirty-Nine Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 30, 2021	1,204,698	$1,204,698	$260,515	$(606,071)	$4,973,542	$5,832,684
Net income	—	—	—	—	2,342,611	2,342,611
Other comprehensive income, net of tax	—	—	—	24,864	—	24,864
Cash dividends declared on common stock	—	—	—	—	(940,443)	(940,443)
Recognition of share-based compensation	—	—	156,575	—	—	156,575
Issuance of common stock under stock incentive plan, net of shares used to pay tax withholdings	5,764	5,764	116,465	—	(347)	121,882
Common stock repurchased and retired	(16,201)	(16,201)	(533,555)	—	(543,643)	(1,093,399)
Balance, October 30, 2021	1,194,261	$1,194,261	$—	$(581,207)	$5,831,720	$6,444,774
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
Equity Investment
In fiscal 2020, the Company acquired a minority ownership stake in privately held Familia, an off-price retailer of apparel and home fashions domiciled in Luxembourg that operates stores throughout Russia. During the quarter ended April 30, 2022, the Company announced that it had committed to divesting its minority investment and as a result, the Company performed an impairment analysis of this investment. Based on this analysis the Company concluded that there was an other-than-temporary impairment of this investment and recorded an impairment charge of $218 million representing the entirety of the Company’s investment. The Company completed the divestiture of this investment during the quarter ended October 29, 2022, resulting in a $54 million tax benefit. See Note F—Fair Value Measurements for additional information.
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In thousands	October 29, 2022	October 30, 2021
Balance, beginning of year	$685,202	$576,187
Deferred revenue	1,258,784	1,169,729
Effect of exchange rates changes on deferred revenue	(9,466)	1,799
Revenue recognized	(1,317,335)	(1,201,704)
Balance, end of period	$617,185	$546,011

TJX recognized $412 million in gift card revenue for the three months ended October 29, 2022 and $400 million in gift card revenue for the three months ended October 30, 2021. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.
Leases
Supplemental cash flow information related to leases is as follows:

	Thirty-Nine Weeks Ended
In thousands	October 29, 2022	October 30, 2021
Operating cash flows paid for operating leases	$1,453,151	$1,571,815
Lease liabilities arising from obtaining right of use assets	$1,696,883	$1,427,486
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
Note B. Property at Cost
The following table presents the components of property at cost:

In thousands	October 29, 2022	January 29, 2022	October 30, 2021
Land and buildings	$1,983,902	$1,911,569	$1,813,270
Leasehold costs and improvements	3,743,919	3,652,280	3,655,735
Furniture, fixtures and equipment	7,189,806	6,871,777	6,761,778
Total property at cost	$12,917,627	$12,435,626	$12,230,783
Less: accumulated depreciation and amortization	7,344,907	7,164,799	7,065,533
Net property at cost	$5,572,720	$5,270,827	$5,165,250
Depreciation expense was $217 million for the three months ended October 29, 2022 and $215 million for the three months ended October 30, 2021. Depreciation expense was $651 million for the nine months ended October 29, 2022 and $640 million for the nine months ended October 30, 2021.
Non-cash investing activities in the cash flows consist of accrued capital additions of $190 million and $148 million as of the periods ended October 29, 2022 and October 30, 2021, respectively.

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive loss are recorded net of taxes. The following table details the changes in Accumulated other comprehensive loss for the twelve months ended January 29, 2022 and the nine months ended October 29, 2022:

In thousands	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive (Loss) Income
Balance, January 30, 2021	$(441,532)	$(164,802)	$263	$(606,071)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $207)	(46,715)	—	—	(46,715)
Recognition of net gains/losses on benefit obligations (net of taxes of $17,659)	—	(48,504)	—	(48,504)
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge (net of taxes of $603)	—	—	(263)	(263)
Amortization of prior service cost and deferred gains/losses (net of taxes of $4,588)	—	14,403	—	14,403
Balance, January 29, 2022	$(488,247)	$(198,903)	$—	$(687,150)
Additions to other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $8,803)	(154,405)	—	—	(154,405)
Reclassifications from other comprehensive loss to net income:
Amortization of prior service cost and deferred gains/losses (net of taxes of $4,353)	—	11,956	—	11,956
Balance, October 29, 2022	$(642,652)	$(186,947)	$—	$(829,599)
Note D. Capital Stock and Earnings Per Share
Capital Stock
TJX repurchased and retired 7.7 million shares of its common stock at a cost of approximately $0.5 billion during the quarter ended October 29, 2022, on a “trade date” basis. During the nine months ended October 29, 2022, TJX repurchased and retired 29.1 million shares of its common stock at a cost of approximately $1.8 billion, on a “trade date” basis. TJX reflects stock repurchases in its consolidated financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1.8 billion for the nine months ended October 29, 2022 and $1.1 billion for the nine months ended October 30, 2021. These expenditures were funded by cash generated from current and prior period operations.
In February 2022, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of TJX common stock from time to time. Under this program TJX had approximately $2.0 billion available for repurchase as of October 29, 2022.
All shares repurchased under the stock repurchase programs have been retired.

Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Amounts in thousands, except per share amounts	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Basic earnings per share:
Net income	$1,062,806	$1,023,000	$2,459,619	$2,342,611
Weighted average common shares outstanding for basic earnings per share calculation	1,160,763	1,200,661	1,168,608	1,203,718
Basic earnings per share	$0.92	$0.85	$2.10	$1.95
Diluted earnings per share:
Net income	$1,062,806	$1,023,000	$2,459,619	$2,342,611
Weighted average common shares outstanding for basic earnings per share calculation	1,160,763	1,200,661	1,168,608	1,203,718
Assumed exercise / vesting of stock options and awards	11,504	15,029	11,284	15,520
Weighted average common shares outstanding for diluted earnings per share calculation	1,172,267	1,215,690	1,179,892	1,219,238
Diluted earnings per share	$0.91	$0.84	$2.08	$1.92
Cash dividends declared per share	$0.295	$0.26	$0.885	$0.78
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal period. Such options are excluded because they would have an antidilutive effect. There were 11.2 million such options excluded for the thirteen weeks and thirty-nine weeks ended October 29, 2022. There were 5.3 million such options excluded for the thirteen weeks and thirty-nine weeks ended October 30, 2021.
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
Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel fuel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing, and the resulting per mile surcharges payable by TJX, by setting a fixed price per gallon for the period being hedged. During fiscal 2022, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for fiscal 2023, and during the first nine months of fiscal 2023, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for the first nine months of fiscal 2024. The hedge agreements outstanding at October 29, 2022 relate to approximately 50% of TJX’s estimated notional diesel fuel requirements for the remainder of fiscal 2023 and the first nine months of fiscal 2024. These diesel fuel hedge agreements will settle throughout fiscal 2023 and throughout the first ten months of fiscal 2024. TJX elected not to apply hedge accounting to these contracts.

Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at October 29, 2022 cover merchandise purchases the Company is committed to over the next several months. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. Merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this exposure.
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
The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 29, 2022:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 29, 2022
Fair value hedges:
Intercompany balances, primarily debt related:
	€60,000		£51,156	0.8526	(Accrued Exp)	$—	$(794)	$(794)
A$	170,000	U.S.$	119,579	0.7034	Prepaid Exp	10,612	—	10,612
U.S.$	74,646		£55,000	0.7368	(Accrued Exp)	—	(11,295)	(11,295)
	£200,000	U.S.$	246,811	1.2341	Prepaid Exp / (Accrued Exp)	20,765	(4,074)	16,691
	€200,000	U.S.$	217,236	1.0862	Prepaid Exp / (Accrued Exp)	17,655	(547)	17,108
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.1M – 3.9M gal per month		Float on 3.1M – 3.9M gal per month	N/A	Prepaid Exp	18,365	—	18,365
Intercompany billings in TJX International, primarily merchandise related:
	€222,000		£194,677	0.8769	Prepaid Exp	4,170	—	4,170
Merchandise purchase commitments:
C$	710,029	U.S.$	542,000	0.7633	Prepaid Exp / (Accrued Exp)	22,308	(459)	21,849
C$	16,101		€12,000	0.7453	Prepaid Exp / (Accrued Exp)	151	(39)	112
	£388,909	U.S.$	474,500	1.2201	Prepaid Exp / (Accrued Exp)	29,735	(2,977)	26,758
A$	79,273	U.S.$	54,250	0.6843	Prepaid Exp	3,600	—	3,600
zł	614,000		£108,039	0.1760	(Accrued Exp)	—	(2,806)	(2,806)
U.S.$	87,699		€84,500	0.9635	Prepaid Exp / (Accrued Exp)	263	(3,953)	(3,690)
Total fair value of derivative financial instruments						$127,624	$(26,944)	$100,680

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 29, 2022:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 29, 2022
Fair value hedges:
Intercompany balances, primarily debt related:
zł	25,000		£4,541	0.1816	Prepaid Exp	$72	$—	$72
	€60,000		£50,568	0.8428	Prepaid Exp	111	—	111
A$	170,000	U.S.$	122,061	0.7180	Prepaid Exp	2,047	—	2,047
U.S.$	74,646		£55,000	0.7368	(Accrued Exp)	—	(918)	(918)
	€200,000	U.S.$	230,319	1.1516	Prepaid Exp	4,535	—	4,535
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.6M – 4.0M gal per month		Float on 3.6M– 4.0M gal per month	N/A	Prepaid Exp	23,649	—	23,649
Intercompany billings in TJX International, primarily merchandise related:
	€91,000		£75,894	0.8340	(Accrued Exp)	—	(145)	(145)
Merchandise purchase commitments:
C$	987,756	U.S.$	783,000	0.7927	Prepaid Exp / (Accrued Exp)	6,641	(80)	6,561
C$	38,138		€26,500	0.6948	(Accrued Exp)	—	(248)	(248)
	£325,482	U.S.$	442,100	1.3583	Prepaid Exp / (Accrued Exp)	6,023	(632)	5,391
zł	453,000		£82,112	0.1813	Prepaid Exp / (Accrued Exp)	744	(449)	295
A$	65,551	U.S.$	47,500	0.7246	Prepaid Exp	1,270	—	1,270
U.S.$	66,989		€59,000	0.8807	(Accrued Exp)	—	(820)	(820)
Total fair value of derivative financial instruments						$45,092	$(3,292)	$41,800

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 30, 2021:

In thousands	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 30, 2021
Fair value hedges:
Intercompany balances, primarily debt related:
zł	45,000		£8,846	0.1966	Prepaid Exp	$780	$—	$780
	€60,000		£50,815	0.8469	(Accrued Exp)	—	(340)	(340)
A$	170,000	U.S.$	127,603	0.7506	Prepaid Exp / (Accrued Exp)	1,866	(2,075)	(209)
U.S.$	75,102		£55,000	0.7323	Prepaid Exp	54	—	54
	€200,000	U.S.$	239,776	1.1989	Prepaid Exp	6,957	—	6,957
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.7M – 4.0M gal per month		Float on 3.7M – 4.0M gal per month	N/A	Prepaid Exp	22,095	—	22,095
Intercompany billings in TJX International, primarily merchandise related:
	€46,000		£39,057	0.8491	(Accrued Exp)	—	(28)	(28)
Merchandise purchase commitments:
C$	608,976	U.S.$	488,000	0.8013	Prepaid Exp / (Accrued Exp)	1,566	(5,909)	(4,343)
C$	27,997		€19,000	0.6786	(Accrued Exp)	—	(574)	(574)
	£344,793	U.S.$	477,600	1.3852	Prepaid Exp / (Accrued Exp)	7,321	(732)	6,589
A$	57,829	U.S.$	42,500	0.7349	(Accrued Exp)	—	(986)	(986)
zł	442,000		£82,252	0.1861	Prepaid Exp / (Accrued Exp)	1,349	(85)	1,264
U.S.$	75,930		€64,000	0.8429	(Accrued Exp)	—	(1,630)	(1,630)
Total fair value of derivative financial instruments						$41,988	$(12,359)	$29,629
The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In thousands		October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Fair value hedges:
Intercompany balances, primarily debt related	Selling, general and administrative expenses	$23,328	$7,750	$56,684	$20,303
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(491)	9,908	53,038	30,754
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	(6,004)	887	(6,122)	4,432
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	65,215	3,760	113,609	(499)
Gain recognized in income		$82,048	$22,305	$217,209	$54,990

Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price”. The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In thousands	October 29, 2022	January 29, 2022	October 30, 2021
Level 1
Assets:
Executive Savings Plan investments	$342,621	$387,666	$405,290
Level 2
Assets:
Foreign currency exchange contracts	$109,259	$21,443	$19,893
Diesel fuel contracts	18,365	23,649	22,095
Liabilities:
Foreign currency exchange contracts	$26,944	$3,292	$12,359
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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2. The fair value of long-term debt as of October 29, 2022 was $2.5 billion compared to a carrying value of $2.9 billion primarily due to the recent increase in interest rates. The fair value of the current portion of long-term debt as of October 29, 2022 was $0.5 billion compared to a carrying value of $0.5 billion. The fair value of long-term debt as of January 29, 2022 was $3.5 billion compared to a carrying value of $3.4 billion. The fair value of long-term debt as of October 30, 2021 was $3.6 billion compared to a carrying value of $3.4 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations. For additional information on long-term debt, see Note I—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, whereas the majority of assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended October 29, 2022, January 29, 2022 and October 30, 2021, the Company did not record any material impairments to long-lived assets.
During the first quarter of fiscal 2023, the Company announced its intention to divest from its position in its minority investment in Familia and re-characterized this investment as held-for-sale valued as a Level 3 position. Given the lack of an active market or observable inputs, the Company derived an exit price which indicated that this investment had no market value. The Company recorded a $218 million charge in the first quarter of fiscal 2023, which represents the entirety of its investment. See Note A—Basis of Presentation and Summary of Significant Accounting Policies for additional information.

Note G. Segment Information
TJX operates four main business segments. The Marmaxx segment (T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and the HomeGoods segment (HomeGoods, Homesense, and homegoods.com) both operate in the United States, the TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. In addition to the Company’s four main business segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
All of TJX’s stores, with the exception of HomeGoods and HomeSense/Homesense, sell family apparel and home fashions. HomeGoods and HomeSense/Homesense offer home fashions.
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
Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In thousands	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales:
In the United States:
Marmaxx	$7,454,907	$7,213,681	$21,562,396	$21,203,098
HomeGoods	1,947,490	2,253,567	5,839,588	6,478,584
TJX Canada	1,285,049	1,301,272	3,615,283	3,088,357
TJX International	1,478,840	1,763,370	4,398,501	3,925,575
Total net sales	$12,166,286	$12,531,890	$35,415,768	$34,695,614
Segment profit:
In the United States:
Marmaxx	$1,002,722	$989,560	$2,840,121	$2,828,590
HomeGoods	172,741	262,640	344,342	696,768
TJX Canada	203,191	168,558	527,581	358,821
TJX International	98,445	127,074	216,292	78,972
Total segment profit	1,477,099	1,547,832	3,928,336	3,963,151
General corporate expense	118,315	148,123	384,276	472,167
Impairment on equity investment	—	—	217,619	—
Loss on early extinguishment of debt	—	—	—	242,248
Interest (income) expense, net	(427)	20,674	29,365	94,023
Income before income taxes	$1,359,211	$1,379,035	$3,297,076	$3,154,713

Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In thousands	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Service cost	$11,946	$11,900	$238	$309
Interest cost	14,806	13,073	1,018	764
Expected return on plan assets	(22,236)	(24,017)	—	—
Amortization of net actuarial loss and prior service cost	5,050	3,358	952	1,076
Total expense	$9,566	$4,314	$2,208	$2,149

	Funded Plan		Unfunded Plan
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
In thousands	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Service cost	$36,282	$36,837	$1,693	$1,819
Interest cost	43,658	39,073	2,880	2,324
Expected return on plan assets	(66,693)	(72,001)	—	—
Amortization of net actuarial loss and prior service cost	13,600	10,858	2,709	3,385
Total expense	$26,847	$14,767	$7,282	$7,528
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

Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt as of October 29, 2022, January 29, 2022 and October 30, 2021. All amounts are net of unamortized debt discounts.

In thousands	October 29, 2022	January 29, 2022	October 30, 2021
General corporate debt:
2.500% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount of $22 at October 29, 2022, $56 at January 29, 2022 and $67 at October 30, 2021)	$499,978	$499,944	$499,933
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount of $2,860 at October 29, 2022, $3,419 at January 29, 2022 and $3,606 at October 30, 2021)	997,140	996,581	996,394
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount of $715 at October 29, 2022, $811 at January 29, 2022, and $843 at October 30, 2021)	499,285	499,189	499,157
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount of $460 at October 29, 2022, $506 at January 29, 2022 and $522 at October 30, 2021)	495,390	495,344	495,328
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount of $507 at October 29, 2022, $551 at January 29, 2022, and $566 at October 30, 2021)	499,493	499,449	499,434
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount of $2,075 at October 29, 2022, $2,132 at January 29, 2022 and $2,151 at October 30, 2021)	383,424	383,367	383,348
Total debt	3,374,710	3,373,874	3,373,594
Current maturities of long-term debt, net of debt issuance costs	(499,764)	—	—
Debt issuance costs	(16,947)	(19,033)	(19,728)
Long-term debt	$2,857,999	$3,354,841	$3,353,866
Credit Facilities
The Company has two revolving credit facilities, a $1 billion senior unsecured revolving credit facility maturing in June 2026 (the “2026 Revolving Credit Facility”) and a $500 million revolving credit facility that matures in May 2024 (the “2024 Revolving Credit Facility”). Under these credit facilities, the Company has maintained a borrowing capacity of $1.5 billion. The terms of these revolving credit facilities require quarterly payments on the committed amount and payment of interest on borrowings at rates based on LIBOR or a base rate plus a variable margin, in each case based on the Company’s long-term debt ratings. The 2024 Revolving Credit Facility requires usage fees based on total credit extensions under the facility. As of October 29, 2022, January 29, 2022 and October 30, 2021, there were no amounts outstanding under any of the Company’s facilities. Each of these facilities require TJX to maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (EBITDAR) of not more than 3.50 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
As of October 29, 2022, January 29, 2022 and October 30, 2021, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of October 29, 2022, January 29, 2022 and October 30, 2021, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit lines for operating expenses. As of October 29, 2022, January 29, 2022 and October 30, 2021, the Company’s European business at TJX International had an uncommitted credit line of £5 million. As of October 29, 2022, January 29, 2022 and October 30, 2021, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.

Note J. Income Taxes
The effective income tax rate was 21.8% for the third quarter of fiscal 2023 and 25.8% for the third quarter of fiscal 2022. The effective income tax rate was 25.4% for the first nine months of fiscal 2023 and 25.7% for the first nine months of fiscal 2022. The decrease in the third quarter and first nine months of fiscal 2023 effective income tax rate is primarily due to the $54 million benefit from the completion of the divestiture of our minority investment in Familia, the change of jurisdictional mix of profits and losses and the resolution of various tax matters, partially offset by a reduction of excess tax benefits from share-based compensation.
TJX had net unrecognized tax benefits of $262 million as of October 29, 2022, $288 million as of January 29, 2022 and $287 million as of October 30, 2021.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties on the Consolidated Balance Sheets was $37 million as of October 29, 2022, $43 million as of January 29, 2022 and $43 million as of October 30, 2021.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the consolidated financial statements as of October 29, 2022. During the next 12 months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by up to $41 million, which would reduce the provision for taxes on earnings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 29, 2022
Compared to
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 30, 2021
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. Our mission is to deliver great value to our customers every day. We do this by selling a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day through our stores and five distinctive branded e-commerce sites. We operate over 4,700 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods, Homesense and homegoods.com); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). In addition to our four main segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
As an overview of our financial performance, results for the quarter ended October 29, 2022 include the following:
–Net sales decreased 3% to $12.2 billion for the third quarter of fiscal 2023 versus last year’s third quarter sales of $12.5 billion. On a constant currency basis, net sales were flat. As of October 29, 2022, the number of stores in operation increased 2% and selling square footage increased 2% compared to the end of the third quarter of fiscal 2022.
–U.S. comp store sales decreased 2% for the third quarter of fiscal 2023. U.S. open-only comp store sales increased 16% for the third quarter of fiscal 2022. See Net Sales below for definition of both U.S. comp store sales and U.S. open-only comp store sales.
–Net sales decreased 1% for TJX Canada and decreased 16% for TJX International for the third quarter of fiscal 2023. On a constant currency basis, net sales increased 4% for TJX Canada and decreased 1% for TJX International.
–Diluted earnings per share for the third quarter of fiscal 2023 were $0.91 versus $0.84 in the third quarter of fiscal 2022. The third quarter of fiscal 2023 included a $0.05 positive impact due to a $54 million tax benefit from the completion of the divestiture of our minority investment in Familia.
–Pre-tax profit margin (the ratio of pre-tax income to net sales) for the third quarter of fiscal 2023 was 11.2%, which was a 0.2 percentage point increase compared with 11.0% in the third quarter of fiscal 2022.
–Our cost of sales ratio, including buying and occupancy costs, for the third quarter of fiscal 2023 was 70.9%, a 0.4 percentage point increase compared with 70.5% in the third quarter of fiscal 2022.
–Our selling, general and administrative (“SG&A”) expense ratio for the third quarter of fiscal 2023 was 18.0%, a 0.3 percentage point decrease compared with 18.3% in the third quarter of fiscal 2022.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were up 27% on a reported basis and 31% on a constant currency basis at the end of the third quarter of fiscal 2023.
–During the third quarter of fiscal 2023, we returned over $0.8 billion to our shareholders through share repurchases and dividends.

Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	70.9	70.5	71.8	71.0
Selling, general and administrative expenses	18.0	18.3	18.2	19.0
Impairment on equity investment	—	—	0.6	—
Loss on early extinguishment of debt	—	—	—	0.7
Interest (income) expense, net	—	0.2	0.1	0.3
Income before provision for income taxes*	11.2%	11.0%	9.3%	9.1%
*Figures may not foot due to rounding.
Net Sales
Net sales for the quarter ended October 29, 2022 totaled $12.2 billion, a 3% decrease versus third quarter fiscal 2022 net sales of $12.5 billion. The decrease reflects a 3% negative impact from foreign currency exchange rates and a 2% decrease in U.S. comp store sales, partially offset by a 2% increase from non-comp store sales. Net sales from our e-commerce sites combined amounted to less than 3% of total sales for each of the third quarters of fiscal 2023 and fiscal 2022.
Net sales for the nine months ended October 29, 2022 totaled $35.4 billion, a 2% increase versus the first nine months of fiscal 2022 net sales of $34.7 billion. The increase includes a 6% increase in non-comp store sales, which reflects a fully open store base for the nine-month period compared to temporary store closures of 6% for the first nine months of fiscal 2022. This was partially offset by a 2% decrease in U.S. comp store sales and a 2% negative impact from foreign currency exchange rates. Net sales from our e-commerce sites combined amounted to less than 3% of total sales for the first nine months of both fiscal 2023 and fiscal 2022.
For fiscal 2023, we returned to our historical definition of comparable store sales. While stores in the U.S. were open for all of fiscal 2022, a significant number of stores in TJX Canada and TJX International experienced COVID-19 related temporary store closures and government-mandated shopping restrictions during fiscal 2022. Therefore, we cannot measure year-over-year comparable store sales with fiscal 2022 in these geographies in a meaningful way. As a result, the comparable stores included in the fiscal 2023 measure consist of U.S. stores only, which we refer to as U.S. comparable store sales (“U.S. comp store sales”), and are calculated against sales for the comparable periods in fiscal 2022.
U.S. comp store sales decreased 2% for the third quarter and 2% for the first nine months of fiscal 2023 compared to a 16% U.S. open-only comp store sales increase in the third quarter and an 18% open-only comp store increase in the first nine months of fiscal 2022. U.S. comp store sales for both periods reflect a decrease in customer traffic partially offset by an increase in average basket driven by higher average ticket. Strong apparel comp sales outperformed a decline in home fashions sales for the third quarter and first nine months ended October 29, 2022.
There remains significant uncertainty in the current macro-economic environment, driven by inflationary pressures, as well as ongoing industry-wide supply chain issues. These factors have impacted, and are expected to continue to impact, consumer discretionary spending and many of the costs in our business.
As of October 29, 2022, our store count increased 2% and selling square footage increased 2% compared to the end of the third quarter last year.
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
Impact of Foreign Currency Exchange Rates
Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar or a division’s local currency in relation to other currencies. We specifically refer to “foreign currency” as the impact of translational foreign currency exchange and mark-to-market of inventory derivatives, as described in detail below. This does not include the impact foreign currency exchange rates can have on various transactions that are denominated in a currency other than an operating division's local currency, which is referred to as “transactional foreign exchange,” and also described below.
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 70.9% for the third quarter of fiscal 2023, an increase of 0.4 percentage points over 70.5% for the third quarter of fiscal of 2022.
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 71.8% for the first nine months of fiscal 2023, an increase of 0.8 percentage points over 71.0% for the first nine months of fiscal of 2022.
The increase in the cost of sales ratio, including buying and occupancy costs, for the third quarter of fiscal 2023 was primarily attributable to deleverage on occupancy costs and investments in supply chain. Merchandise margin was flat as strong markon was fully offset by approximately 1.2 percentage points of incremental freight costs for the third quarter and higher markdowns.
The increase in the cost of sales ratio, including buying and occupancy costs, for the first nine months of fiscal 2023 was primarily attributable to lower merchandise margin and investments in supply chain. Within merchandise margin, strong markon was more than offset by approximately 1.8 percentage points of incremental freight costs as well as higher markdowns.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, were 18.0% for the third quarter of fiscal 2023, a decrease of 0.3 percentage points from last year’s third quarter ratio of 18.3%.
SG&A expenses, as a percentage of net sales, were 18.2% for the first nine months of fiscal 2023, a decrease of 0.8 percentage points from last year’s first nine months ratio of 19.0%.
The decrease in the SG&A ratio for the third quarter of fiscal 2023 was primarily driven by lower store payroll costs due to a reduction in COVID-related costs as well as lower incentive compensation costs, partially offset by higher store wages. The decrease in the SG&A ratio for the first nine months of fiscal 2023 was primarily driven by store payroll due to a reduction of COVID-related costs.
Impairment on Equity Investment
During the first quarter ended April 30, 2022, due to the Russian invasion of Ukraine, we announced that we had committed to divesting our minority investment in Familia, an off-price retailer of apparel and home fashions domiciled in Luxembourg that operates stores in Russia. As a result, we performed an impairment analysis and concluded that there was an other-than-temporary impairment of this investment. We recorded an impairment charge of $218 million representing the entire carrying value of the investment in the first quarter of fiscal 2023. We completed the divestiture of this investment during the quarter ended October 29, 2022, resulting in a $54 million tax benefit.
Interest Expense, net
The components of interest expense, net are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Interest expense	$23	$23	$69	$100
Capitalized interest	(2)	(1)	(5)	(3)
Interest (income)	(21)	(2)	(34)	(4)
Interest expense, net	$—	$20	$30	$93
Net interest expense decreased for both the third quarter of fiscal 2023 and the nine months ended October 29, 2022 compared to the same periods in fiscal 2022, primarily due to the $2.75 billion pay down of outstanding debt during fiscal 2022 as well as an increase in interest income over the same periods.
Provision for Income Taxes
The effective income tax rate was 21.8% for the third quarter of fiscal 2023 compared to 25.8% for the third quarter of fiscal 2022. The effective income tax rate was 25.4% and 25.7% for the first nine months of fiscal 2023 and fiscal 2022, respectively.

The decrease in the third quarter and first nine months of fiscal 2023 effective income tax rate is primarily due to the benefit from the completion of the divestiture of our minority investment in Familia, the change of jurisdictional mix of profits and losses and the resolution of various tax matters, partially offset by a reduction of excess tax benefits from share-based compensation.
Net Income and Diluted Earnings Per Share
Net income for the third quarter of fiscal 2023 was $1.1 billion, or $0.91 per diluted share compared with $1.0 billion, or $0.84 per diluted share for the third quarter of fiscal 2022. The $54 million tax benefit on the divestiture of our minority investment in Familia had a $0.05 positive impact on earnings per share for the third quarter of fiscal 2023. Foreign currency had a $0.01 negative impact on earnings per share for the third quarter of fiscal 2023 compared to a $0.01 negative impact on earnings per share for the third quarter of fiscal 2022.
Net income for the first nine months of fiscal 2023 was $2.5 billion, or $2.08 per diluted share compared with $2.3 billion, or $1.92 per diluted share for the first nine months of fiscal 2022. The $218 million impairment on our previously-held minority investment in Familia, net of the $54 million tax benefit, had a $0.14 negative impact on earnings per share for the first nine months of fiscal 2023. Foreign currency had a $0.02 negative impact on earnings per share for the first nine months of fiscal 2023 compared to a neutral impact on earnings per share for the first nine months of fiscal 2022. The $242 million debt extinguishment charge in fiscal 2022 had a $0.15 negative impact on earnings per share for the first nine months of fiscal 2022.
Segment Information
We operate four main business segments. Our Marmaxx segment (T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and our HomeGoods segment (HomeGoods, Homesense and homegoods.com) both operate in the United States. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, Homesense and tkmaxx.com in Europe and T.K. Maxx in Australia. In addition to our four main segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
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
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$7,455	$7,214	$21,562	$21,203
Segment profit	$1,003	$990	$2,840	$2,829
Segment profit margin	13.5%	13.7%	13.2%	13.3%
Comp store sales(a)	3%	11%	1%	14%
Stores in operation at end of period:
T.J. Maxx			1,295	1,285
Marshalls			1,171	1,148
Sierra			72	55
Total			2,538	2,488
Selling square footage at end of period (in thousands):
T.J. Maxx			28,068	27,905
Marshalls			26,547	26,185
Sierra			1,156	895
Total			55,771	54,985
(a)Comp store sales reported for fiscal 2023 and open-only comp store sales reported for fiscal 2022.
Net Sales
Net sales for Marmaxx were $7.5 billion for the third quarter of fiscal 2023, an increase of 3% compared to $7.2 billion for the third quarter of fiscal 2022. The increase in the third quarter was driven by a 3% increase from comp store sales. The increase in comp store sales was primarily attributable to an increase in average basket driven by higher average ticket, partially offset by a decrease in customer traffic. Net sales for Marmaxx were $21.6 billion for the first nine months of fiscal 2023, an increase of 2% compared to $21.2 billion for the first nine months of fiscal 2022 due to a 1% increase from comp stores sales and a 1% increase from non-comp store sales. For both the three and nine months ended October 29, 2022, positive apparel sales outperformed a decline in home fashions sales.
Segment Profit Margin
Segment profit margin decreased to 13.5% for the third quarter of fiscal 2023 compared to 13.7% for the same period last year. The decrease in segment profit margin for the third quarter of fiscal 2023 was driven by lower merchandise margin, higher store and distribution center wages and investments in supply chain, partially offset by lower store payroll reflecting lower COVID-related expenses and lower incentive compensation costs. Within merchandise margin, incremental freight costs and higher markdowns were partially offset by strong markon.
Segment profit margin decreased to 13.2% for the first nine months of fiscal 2023 compared to 13.3% for the same period last year. The decrease in segment profit margin for this period was driven by lower merchandise margin, higher store and distribution center wages and deleverage on administrative and occupancy costs, partially offset by store payroll reflecting lower COVID-related expenses. Within merchandise margin, incremental freight costs and higher markdowns were partially offset by strong markon.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented less than 3% of Marmaxx’s net sales for the third quarter and the first nine months of fiscal 2023 and fiscal 2022, and did not have a significant impact on year-over-year segment margin comparisons.

HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$1,948	$2,254	$5,840	$6,479
Segment profit	$172	$263	$344	$697
Segment profit margin	8.9%	11.7%	5.9%	10.8%
Comp store sales(a)	(16)%	34%	(12)%	36%
Stores in operation at end of period:
HomeGoods			880	850
Homesense			43	39
Total			923	889
Selling square footage at end of period (in thousands):
HomeGoods			16,084	15,550
Homesense			920	837
Total			17,004	16,387
(a)Comp store sales reported for fiscal 2023 and open-only comp store sales reported for fiscal 2022.
Net Sales
Net sales for HomeGoods were $1.9 billion for the third quarter of fiscal 2023, a decrease of 14%, compared to $2.3 billion for the third quarter of fiscal 2022. The decrease in the third quarter reflects a 16% decrease from comp store sales, partially offset by a 2% increase from non-comp store sales. The decrease in comp store sales for the third quarter was primarily driven by a decrease in customer traffic. Net sales for HomeGoods were $5.8 billion for the first nine months of fiscal 2023, a decrease of 10%, compared to $6.5 billion for the first nine months of fiscal 2022. The decrease in the first nine months reflects a 12% decrease from comp store sales, partially offset by a 2% increase from non-comp store sales. The decreases in comp store sales for the first nine months of fiscal 2023 reflected a decrease in customer traffic, partially offset by an increase in average basket driven by higher average ticket.
Segment Profit Margin
Segment profit margin decreased to 8.9% for the third quarter of fiscal 2023 compared to 11.7% for the same period last year. The decrease in segment profit margin for the third quarter was driven by deleverage on lower comp store sales, primarily in occupancy and administration costs and higher store and distribution wages, partially offset by store payroll reflecting lower COVID-related expenses. Within merchandise margin, strong markon was mostly offset by 1.6 percentage points of incremental freight as well as higher markdowns.
Segment profit margin decreased to 5.9% for the first nine months of fiscal 2023 compared to 10.8% for the same period last year. The decrease in segment profit margin for the first nine months of fiscal 2023 was driven by deleverage on lower comp store sales, primarily in occupancy and administrative costs, lower merchandise margin and higher store and distribution wages, partially offset by store payroll reflecting lower COVID-related expenses. Merchandise margin includes incremental freight costs of approximately 5.2 percentage points as well as higher markdowns. These costs were partially offset by strong markon and the benefits from our pricing initiative.
Our HomeGoods e-commerce website, homegoods.com, represented less than 1% of HomeGoods net sales for the third quarter and the first nine months of fiscal 2023, and did not have a significant impact on year-over-year segment margin comparisons.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$1,285	$1,301	$3,615	$3,088
Segment profit	$204	$169	$528	$359
Segment profit margin	15.8%	13.0%	14.6%	11.6%
Stores in operation at end of period:
Winners			296	292
HomeSense			150	147
Marshalls			106	106
Total			552	545
Selling square footage at end of period (in thousands):
Winners			6,336	6,279
HomeSense			2,796	2,733
Marshalls			2,220	2,220
Total			11,352	11,232
Net Sales
Net sales for TJX Canada were $1.3 billion for the third quarter of fiscal 2023 compared to $1.3 billion for the third quarter of fiscal 2022. The negative foreign currency exchange rate impact of 5% in the third quarter of fiscal 2023 was offset by an increase in average basket, primarily due to higher average ticket. Net sales for TJX Canada were $3.6 billion for the first nine months of fiscal 2023, an increase of 17% compared to $3.1 billion for the first nine months of fiscal 2022. The increase in net sales reflects having a fully open store base for the first nine months of fiscal 2023, compared to temporary store closures for 16% of the first nine months of fiscal 2022 as a result of the COVID-19 pandemic. The negative foreign currency exchange rate impact of 5% in the first nine months of fiscal 2023 was more than offset by an increase in average basket driven by higher average ticket.
Segment Profit Margin
Segment profit margin increased to 15.8% for the third quarter of fiscal 2023 compared to 13.0% for the same period last year. The increase for the third quarter of fiscal 2023 was driven by higher merchandise margin, a benefit from prior year mark-to-market adjustments on derivatives, lower store payroll reflecting lower COVID-related expenses, and lower incentive compensation costs. This was partially offset by higher store and distribution wages. Merchandise margin reflects a favorable year-over-year comparison related to freight costs, strong markon and the benefits from our pricing initiative which were partially offset by higher markdowns.
Segment profit margin increased to 14.6% for the first nine months of fiscal 2023 compared to 11.6% for the same period last year. The increase for the first nine months of fiscal 2023 was primarily driven by leverage on increased sales, primarily in occupancy and administrative costs. Within merchandise margin, strong markon and the benefits from our pricing initiative more than offset incremental freight costs for the first nine months of fiscal 2023.

TJX International

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$1,479	$1,764	$4,399	$3,926
Segment profit (loss)	$98	$127	$216	$79
Segment profit margin	6.7%	7.2%	4.9%	2.0%
Stores in operation at end of period:
T.K. Maxx			629	618
Homesense			78	78
T.K. Maxx Australia			73	66
Total			780	762
Selling square footage at end of period (in thousands):
T.K. Maxx			12,645	12,412
Homesense			1,141	1,142
T.K. Maxx Australia			1,277	1,172
Total			15,063	14,726
Net Sales
Net sales for TJX International were $1.5 billion for the third quarter of fiscal 2023, a decrease of 16% compared to $1.8 billion for the third quarter of fiscal 2022. The decrease in net sales was primarily due to a negative foreign currency exchange rate impact of 15% in the third quarter of fiscal 2023. Net sales for TJX International were $4.4 billion for the first nine months of fiscal 2023, an increase of 12% compared to $3.9 billion for the first nine months of fiscal 2022. The increase in net sales for the first nine months of fiscal 2023 reflects having a fully open store base, compared to temporary store closings for 26% of the first nine months of fiscal 2022 as a result of the COVID-19 pandemic, which was partially offset by the negative foreign currency exchange rate impact of 15%.
E-commerce sales were approximately 3% and 4% of TJX International’s net sales for the third quarters of fiscal 2023 and fiscal 2022, respectively, and 3% and 5% for the first nine months of the same periods.
Segment Profit Margin
Segment profit margin decreased to 6.7% for the third quarter of fiscal 2023 compared to 7.2% for the same period last year. This decrease primarily reflects expense deleverage on occupancy and administrative costs and higher store and distribution wages, partially offset by higher merchandise margin. Within merchandise margin, strong markon was partially offset by incremental freight costs and higher markdowns.
Segment profit margin increased to 4.9% for the first nine months of fiscal 2023 compared to 2.0% for the same period last year. This increase was primarily driven by leverage on increased sales, primarily in occupancy and administrative costs, as well as lower COVID-related expenses in stores and distribution centers, lower incentive compensation costs and higher merchandise margin. This was partially offset by government programs received in fiscal 2022 that did not continue into fiscal 2023. Within merchandise margin, strong markon was partially offset by incremental freight costs and higher markdowns.

GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
General corporate expense	$118	$148	$384	$472
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The decrease in general corporate expense for the third quarter of fiscal 2023 was primarily driven by lower share-based and incentive compensation costs.
The decrease in general corporate expense for the first nine months of fiscal 2023 was primarily driven by lower share-based and incentive compensation costs and the timing of contributions to TJX’s charitable foundations.
ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of October 29, 2022, there were no short-term bank borrowings or commercial paper outstanding. We have current maturities of long-term debt which will mature in the first half of fiscal 2024. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended October 29, 2022, as described in Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs for the foreseeable future.
As of October 29, 2022, we held $3.4 billion in cash. Approximately $1.0 billion of our cash was held by our foreign subsidiaries with $0.5 billion held in countries where we intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through October 29, 2022. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
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
Operating Activities
Operating activities resulted in net cash inflows of $1.1 billion for the nine months ended October 29, 2022 and $1.9 billion for the nine months ended October 30, 2021.
Operating cash flows decreased compared to fiscal 2022, with the primary driver being a $0.8 billion decrease in accrued expenses, the largest component of which was lower incentive compensation costs.
Investing Activities
Investing activities resulted in net cash outflows of $1.1 billion for the nine months ended October 29, 2022 and $0.7 billion for the nine months ended October 30, 2021. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first nine months of fiscal 2023 primarily reflected property additions for investments in our new stores, store improvements and renovations, as well as investments in our distribution centers and offices, including buying and merchandising systems and other information systems. We anticipate that capital spending for the full fiscal year 2023 will be approximately $1.7 billion to $1.9 billion. We plan to fund these expenditures through cash flows from operations.

Financing Activities
Financing activities resulted in net cash outflows of $2.7 billion for the first nine months of fiscal 2023 and net cash outflows of $4.9 billion for the nine months ended October 30, 2021. The cash outflows for fiscal 2023 were primarily driven by equity repurchases and dividend payments.
Debt
Cash outflows of $3.0 billion in the first nine months of fiscal 2022 were due to the completion of make-whole calls and the redemption at par of certain of our notes.
Our 2.50% ten-year Notes due May 2023 will mature during our second quarter of fiscal 2024 and are included within our current maturities of long-term debt, see Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements. We plan to repay this debt using cash generated from operations.
Equity
Under our stock repurchase program, we paid $1.8 billion to repurchase and retire 29.1 million shares of our stock on a settlement basis in the first nine months of fiscal 2023. As of October 29, 2022, approximately $2.0 billion remained available under our existing stock repurchase program. We paid $1.1 billion to repurchase and retire 16.3 million shares of our stock on a settlement basis in the first nine months of fiscal 2022.
On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax for tax years beginning after December 31, 2022 and levies a 1% excise tax on net stock repurchases after December 31, 2022. Historically, during the year we have made discretionary share repurchases. Beginning on January 1, 2023, these purchases would be subject to the excise tax. Based on historical net repurchase activity, the excise tax and the other provisions of the IRA are not expected to have a material impact on our results of operations or financial position. However, we are still in the process of analyzing the provisions of the IRA.
For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
Dividends
We declared quarterly dividends on our common stock of $0.295 per share for each of the quarters in fiscal 2023 and expect to declare a similar dividend in the fourth quarter of fiscal 2023, subject to approval by the Board of Directors. We declared quarterly dividends on our common stock of $0.26 per share for each of the quarters in fiscal 2022. Cash payments for dividends on our common stock totaled $1.0 billion for the first nine months of fiscal 2023 and $0.9 billion for the first nine months of fiscal 2022.
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

FORWARD-LOOKING STATEMENTS
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements. The following are some of the factors that could cause actual results to differ materially from the forward-looking statements: the ongoing COVID-19 pandemic and associated containment and remediation efforts; execution of buying strategy and inventory management; various marketing efforts; customer trends and preferences; competition; operational and business expansion; management of large size and scale; merchandise sourcing and transport; labor costs and workforce challenges; personnel recruitment, training and retention; data security and maintenance and development of information technology systems; corporate and retail banner reputation; cash flow; expanding international operations; fluctuations in quarterly operating results and market expectations; mergers, acquisitions, business investments and divestitures, closings or business consolidations; real estate activities; inventory or asset loss; economic conditions and consumer spending; market instability; serious disruptions or catastrophic events; disproportionate impact of disruptions in the final quarter of the fiscal year; commodity availability and pricing; adverse or unseasonable weather; fluctuations in currency exchange rates; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal proceedings and other legal or regulatory matters; quality, safety and other issues with our merchandise; tax matters; and other factors that may be described in our filings with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission. We do not undertake to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022.
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 29, 2022 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended October 29, 2022 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2023 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
July 31, 2022 through August 27, 2022	1,475,164	$64.40	1,475,164	$2,398,792,388
August 28, 2022 through October 1, 2022	3,462,842	$63.53	3,462,842	$2,178,792,468
October 2, 2022 through October 29, 2022	2,785,775	$66.41	2,785,775	$1,993,792,574
Total	7,723,781		7,723,781
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2022, we announced that our Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of our common stock from time to time. Under this program we had approximately $2.0 billion available for repurchase as of October 29, 2022.
Item 6. Exhibits

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.1	The Stock Incentive Plan (2022 Restatement)*	10-Q	10.1	8/26/22
10.2	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2022, filed herewith*
10.3	The Stock Incentive Plan Rules for U.K. Employees effective as of September 19, 2022, filed herewith*
10.4	The Executive Severance and Change of Control Plan effective as of September 19, 2022, filed herewith*
10.5	The Offer Letter Agreement dated November 14, 2022 between John Klinger and TJX, filed herewith*
10.6	The Obligations Agreement dated November 14, 2022 between John Klinger and TJX, filed herewith*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, formatted in Inline XBRL (included in Exhibit 101)
* Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: November 29, 2022
/s/ Scott Goldenberg
Scott Goldenberg, Chief Financial Officer
(Principal Financial and Accounting Officer)