Form 10-K
period 2023-01-28
TJX COMPANIES INC /DE/
filed 2023-03-29
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 28, 2023
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on July 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $71 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 1,152,568,938 shares of the registrant’s common stock, $1.00 par value, outstanding as of March 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on June 6, 2023 (Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2022 Annual Report to Shareholders contain “forward-looking statements” intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995, including some of the statements in this Form 10-K under Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” relating to, among other things, the availability of merchandise, execution, payment of dividends, plans for future stock repurchases, future use and availability of cash and cash equivalents, expected capital expenditures, trends in demand for our products, the impact of foreign exchange rates and expectations with respect to future store openings, and in our 2022 Annual Report to Shareholders in our letter to shareholders. Forward-looking statements are inherently subject to risks, uncertainties and potentially inaccurate assumptions that could cause actual results to differ materially from those expressed or implied by such statements. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have generally identified such statements by using words indicative of the future such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “target,” “will” and “would” or any variations of these words or other words with similar meanings, although not all forward-looking statements contain these identifying words. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.
We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. Applicable risks and uncertainties include, among others: execution of buying strategy and inventory management; customer trends and preferences; competition; various marketing efforts; operational and business expansion; management of large size and scale; the ongoing COVID-19 pandemic and associated containment and remediation efforts; merchandise sourcing and transport; data security and maintenance and development of information technology systems; labor costs and workforce challenges; personnel recruitment, training and retention; corporate and retail banner reputation; evolving corporate governance and public disclosure regulations and expectations with respect to environmental, social and governance matters; expanding international operations; fluctuations in quarterly operating results and market expectations; inventory or asset loss;cash flow; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; real estate activities; economic conditions and consumer spending; market instability; severe weather, serious disruptions or catastrophic events; disproportionate impact of disruptions in the second half of the fiscal year; commodity availability and pricing; fluctuations in currency exchange rates; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal proceedings and other legal or regulatory matters; quality, safety and other issues with our merchandise; tax matters; and other factors set forth under Item 1A of this Form 10-K.
A variety of factors including these risks could cause our actual results and other expectations to differ materially from the anticipated results or other expectations expressed, anticipated or implied in our forward-looking statements. Should known or unknown risks materialize, or should our underlying assumptions prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected in the forward-looking statements. We caution investors, potential investors and others not to place considerable reliance on the forward-looking statements contained in this Form 10-K and our 2022 Annual Report to Shareholders.
Our forward-looking statements speak only as of the dates on which they are made, and we do not undertake any obligation to update or revise any forward-looking statement, whether to reflect new information, future events or otherwise, unless required by law. You are advised, however, to consult any further disclosures we may make in our future reports to the Securities and Exchange Commission (“SEC”), on our website, or otherwise.

The TJX Companies, Inc.

PART I
ITEM 1. Business
BUSINESS OVERVIEW
The TJX Companies, Inc. (together with its subsidiaries, “TJX,” the “Company,” “we,” or “our”) is the leading off-price apparel and home fashions retailer in the United States and worldwide. We have over 4,800 stores and five distinctive branded e-commerce sites that offer a rapidly changing assortment of quality, fashionable, brand name and designer merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day.
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
In this report, fiscal 2023 means the 52-week fiscal year ended January 28, 2023; fiscal 2022 means the 52-week fiscal year ended January 29, 2022 and fiscal 2021 means the 52-week fiscal year ended January 30, 2021. Fiscal 2024 means the 53-week fiscal year ending February 3, 2024. Unless otherwise indicated, all store information in this Item 1 is as of January 28, 2023, and references to store square footage are to gross square feet.
Our Businesses
We operate our business in four main segments: Marmaxx and HomeGoods, both in the U.S., TJX Canada and TJX International. In addition to our four main segments, we operate the Sierra business. The results of Sierra are included with the Marmaxx segment.
MARMAXX
Our T.J. Maxx and Marshalls chains in the United States (“Marmaxx”) are collectively the largest off-price retailer in the United States with a total of 2,482 stores. We founded T.J. Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear and accessories), home fashions (including home basics, decorative accessories and giftware) and other merchandise. We primarily differentiate T.J. Maxx and Marshalls through different product assortment, including an expanded assortment of jewelry and accessories and a high-end designer department called The Runway at T.J. Maxx and a full line of footwear and a broader men’s offering at Marshalls, as well as varying in-store initiatives. This differentiated shopping experience at T.J. Maxx and Marshalls encourages our customers to shop both chains. Marmaxx currently operates two e-commerce sites, tjmaxx.com, launched in 2013 and marshalls.com, launched in 2019.
Sierra, acquired in 2012 and rebranded from Sierra Trading Post in 2018, is a leading off-price retailer of brand name active and outdoor apparel, footwear, and gear (including sporting goods, snow and water sport, camping, fishing) for the whole family, as well as home fashions and pet. Sierra operates 78 retail stores in the U.S. and sierra.com.
HOMEGOODS
Our HomeGoods segment operates HomeGoods and Homesense chains. HomeGoods, introduced in 1992, is the leading off-price retailer of home fashions in the U.S. Through its 894 stores and its e-commerce site, homegoods.com, launched in 2021, HomeGoods offers an eclectic assortment of home fashions, including furniture, rugs, lighting, soft home, decorative accessories, tabletop and cookware, as well as expanded pet and gourmet food departments. In 2017, we launched our Homesense chain in the U.S. Our 46 Homesense stores complement HomeGoods, offering a differentiated mix and expanded departments, such as large furniture, ceiling lighting and rugs, as well as a general store and an entertaining marketplace.

TJX CANADA
Our TJX Canada segment operates the Winners, HomeSense and Marshalls chains in Canada. Winners is the leading off-price family apparel and home fashions retailer in Canada and was acquired by TJX in 1990. Winners operates 297 stores, with select stores offering jewelry and some featuring The Runway, a high-end designer department. HomeSense introduced the off-price home fashions concept to Canada in 2001. This chain operates 151 stores and offers an array of home decor, basics, furniture, and seasonal home merchandise. Marshalls, launched in Canada in 2011, operates 106 stores and offers off-price values on family apparel and home fashions. Marshalls has an expanded dress department, and The CUBE, a juniors’ department.
TJX INTERNATIONAL
Our TJX International segment operates the T.K. Maxx and Homesense chains in Europe and the T.K. Maxx chain in Australia. Launched in 1994, T.K. Maxx introduced off-price retail to Europe and remains Europe’s only major brick-and-mortar off-price retailer of apparel and home fashions. With 629 stores in Europe, T.K. Maxx operates in the U.K., Ireland, Germany, Poland, Austria and the Netherlands. Through its stores and its e-commerce site for the U.K., tkmaxx.com, T.K. Maxx offers a merchandise mix similar to T.J. Maxx. We brought the off-price home fashions concept to Europe, opening Homesense in the U.K. in 2008 and in Ireland in 2017. Its 78 stores offer a merchandise mix of home fashions similar to that of HomeGoods in the U.S. and HomeSense in Canada. We acquired Trade Secret in Australia in 2015 and re-branded it under the T.K. Maxx name during 2017. The merchandise offering at T.K. Maxx in Australia's 74 stores is comparable to T.J. Maxx.
Flexible Business Model
Our flexible off-price business model, including our opportunistic buying, inventory management, logistics and flexible store layouts, is designed to deliver our customers a compelling value proposition of fashionable, quality, brand name and designer merchandise at excellent values every day. Our buying and inventory management strategies give us flexibility to adjust our merchandise assortments more frequently than traditional retailers, and the design and operation of our stores and distribution centers support this flexibility. Our buyers have more visibility into consumer, fashion and market trends and pricing when we buy closer to need, which can help us buy better and reduce our markdown exposure. Our selling floor space is flexible, without walls between departments and largely free of permanent fixtures, so we can easily expand and contract departments to accommodate the merchandise we purchase. Our logistics and distribution operations are designed to support our global buying strategies and to facilitate quick, efficient and differentiated delivery of merchandise to our stores, with a goal of delivering the right merchandise to the right stores at the right time.
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
We take advantage of opportunities to acquire merchandise at substantial discounts that regularly arise from the production and flow of inventory in the apparel and home fashions marketplace. These opportunities include, among others, closeouts from brands, manufacturers and other retailers; special production direct from brands and factories; order cancellations and manufacturer overruns. Our global buying strategies are intentionally flexible to allow us to react to frequently changing opportunities and trends in the market and to adjust how and what we source as well as when we source it. Our goal is to operate with lean inventory levels compared to conventional retailers to give us the flexibility to seek out and to take advantage of these opportunities as they arise, close to the time the merchandise is needed in our stores and online and when we have more visibility into fashion trends and price. In contrast to traditional retailers, which tend to order most of their goods far in advance of the time the product appears on the selling floor, our merchants generally remain in the marketplace for goods throughout the year, frequently looking for opportunities to buy merchandise. We buy much of our merchandise for the current or immediately upcoming selling season. We also buy some merchandise that is available in the market with the intention of storing it for sale, typically in future selling seasons. We generally make these purchases, referred to as packaway, in response to opportunities to buy merchandise that we believe has the right combination of brand, fashion, price and quality to supplement the product we expect to be available to purchase later for those future seasons. We also acquire some merchandise that we offer under in-house brands or brands that are licensed to us. We develop some of this merchandise ourselves, which allows us to supplement the depth of, or fill gaps in, our expected merchandise assortment.

Manufacturers, retailers and other vendors made up our expansive universe of approximately 21,000 vendors across the globe, including thousands of new vendors in 2022, which provides us substantial and diversified access to merchandise. We have not experienced difficulty in obtaining sufficient quality merchandise for our business in either favorable or difficult retail environments and expect this will continue as we continue to grow. We believe a number of factors provide us excellent access on an ongoing basis to leading branded merchandise and make us an attractive channel for many vendors in the market. We are typically willing to purchase less-than-full assortments of items, styles and sizes as well as quantities ranging from small to very large; we are able to disperse merchandise across our geographically diverse network of stores and to target specific markets; we pay promptly according to our payment terms; our practice is to not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or return privileges; and we have an excellent credit rating.
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
Pricing
Our mission is to deliver great value to our customers every day. We do this by offering quality, fashionable, brand name and designer merchandise in our stores with retail prices that are generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day. Our practice is to not engage in promotional pricing activity such as sales or coupons. We have generally been able to react to price fluctuations in the wholesale market to maintain our pricing gap relative to prices offered by traditional retailers as well as our merchandise margins through various economic cycles.
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
Distribution
We operate distribution centers encompassing approximately 26 million square feet in six countries. These centers are generally large, and built to suit our specific, off-price business model, with a combination of automated systems and manual processes to manage the variety of merchandise we acquire. We ship substantially all of our merchandise to our stores through a network of distribution centers, fulfillment centers and warehouses as well as shipping centers operated by third parties.

Store Growth
Expansion of our business through the addition of new stores continues to be an important part of our global growth strategy. The following table provides store growth information for our four major segments for the two most recently completed fiscal years, as well as our estimates of the long-term store growth potential of these segments in their current geographies:

	Approximate Average Store Size (square feet)	Number of Stores at Year End		Estimated Store Potential
		Fiscal 2022	Fiscal 2023
Marmaxx:
T.J. Maxx	27,000	1,284	1,299
Marshalls	28,000	1,148	1,183
Total Marmaxx		2,432	2,482	3,000
HomeGoods:
HomeGoods	23,000	850	894
Homesense	27,000	39	46
Total HomeGoods		889	940	1,500
TJX Canada:
Winners	27,000	293	297
HomeSense	23,000	147	151
Marshalls	26,000	106	106
Total TJX Canada		546	554	650
TJX International:
T.K. Maxx (Europe)	28,000	618	629
Homesense (Europe)	19,000	77	78
T.K. Maxx (Australia)	21,000	68	74
Total TJX International		763	781	1,125	(a)
TJX Total(b)		4,689	4,835	6,275
(a)Reflects store growth potential for T.K. Maxx in current geographies and for Homesense in the United Kingdom and Ireland.
(b)Includes 59 Sierra stores in fiscal 2022 and 78 Sierra stores for fiscal 2023. Sierra stores are not included in estimated store potential.
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
Human Capital
As of January 28, 2023, we had approximately 329,000 employees (who we refer to as Associates), many of whom worked less than 40 hours per week. Approximately 86% of these Associates worked in our retail stores. We hire thousands of temporary employees each year, particularly during the peak back-to-school and holiday seasons. We offer positions at a variety of levels in our stores, distribution and fulfillment centers, and offices, as well as many opportunities for Associates to grow and advance. Many Associates in our distribution centers in the United States and Canada are covered by collective bargaining agreements and other Associates are members of works councils in Europe. Our large, global workforce supports the execution of our flexible off-price business model, including the timing and frequency of store deliveries and the management of a rapidly changing mix of merchandise in over 4,800 retail stores in nine countries and across five distinctive branded e-commerce sites. We believe our Associates are key to our business success, and we have remained committed to prioritizing the health and safety of our Associates.

Workplace and Culture
We work to foster a strong, supportive, and inclusive culture so that Associates at TJX feel welcome in the Company, valued for their contributions, and engaged with our business mission. We use defined cultural factors and leadership competencies throughout our global business to express our organizational values, such as personal integrity, relationship-building and collaboration, and respect for our business model, and to promote consistency in leadership development. In fiscal 2022, we included new leadership competency and cultural factors focused on inclusion-based values and behaviors, which we began to incorporate into our Leadership Development Toolkit during fiscal 2023. We believe our policies and practices, including our open-door philosophy, encourage open and honest communication and Associate engagement with the business.
Inclusion and Diversity (“I&D”)
Our global workforce reflects a diversity of races, ethnicities, cultures, nationalities, and genders, and we are committed to continuing to build and support an inclusive and diverse workplace. Our global strategies include increasing the representation of diverse talent through our talent pipeline; providing leaders with tools to support difference with awareness, fairness, sensitivity, and transparency; and integrating inclusive behaviors, language and practices throughout the business. Over the past two years, our teams globally have developed and launched many new programs, including recruitment strategies, training and education, Associate-led I&D advisory boards, and additional Associate Resource Groups.
Training and Career Development
Our culture prioritizes Associate development and advancement within our organization and we have many Associates in managerial positions who have been with the Company for more than 10 years. We are highly focused on teaching and mentoring to support the career growth and success of our Associates, and we believe these efforts have promoted retention, stability, and increased expertise in our workforce. Training happens broadly throughout the organization, from informal mentoring and direct training to a range of career and leadership development programs, such as our TJX University for merchandising Associates.
Compensation and Rewards
Our compensation programs are designed to pay our Associates competitively in the market and based on their skills, experience level, qualifications, role and abilities. Our approach to compensation across the organization reflects our global total rewards principles, which include encouraging teamwork and collaboration, being fair and equitable, and sharing in the success of the Company. For fiscal 2023, we continued our One TJX approach to annual incentive compensation, with all eligible Associates measured against global TJX performance goals.
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
Information appearing on tjx.com is not a part of, and is not incorporated by reference in, this Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of TJX as of March 29, 2023:

Name	Age	Office and Business Experience
Kenneth Canestrari	61	Senior Executive Vice President, Group President since September 2014. President, HomeGoods from 2012 to September 2014. Executive Vice President, Chief Operating Officer, HomeGoods from 2008 until 2012. Various financial positions with TJX from 1988 to 2008.
Scott Goldenberg	69	Senior Executive Vice President, Finance since January 2023. Senior Executive Vice President and Chief Financial Officer from April 2014 to January 2023; Executive Vice President and Chief Financial Officer from January 2012 to April 2014. Executive Vice President, Finance from June 2009 to January 2012. Senior Vice President, Corporate Controller from 2007 to 2009 and Senior Vice President, Director of Finance, Marmaxx, from 2000 to 2007. Various financial positions with TJX from 1983 to 1988 and 1997 to 2000.
Louise Greenlees	60	Senior Executive Vice President, Group President since June 2022. President, TJX Europe from January 2015 to June 2022. Managing Director, TJX Europe from January 2014 to January 2015. Group Buying Director, TJX Europe from April 2013 to January 2014. Homesense Managing Director, from December 2010 to April 2013.
Ernie Herrman	62	Chief Executive Officer since January 2016. Director since October 2015. President since January 2011. Senior Executive Vice President, Group President from August 2008 to January 2011. President, Marmaxx from 2005 to 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since joining in 1989.
John Klinger	58	Executive Vice President and Chief Financial Officer since January 2023. Executive Vice President, Corporate Controller from 2019 to January 2023. Senior Vice President, Corporate Controller from 2015 to 2019. Senior Vice President, Divisional Chief Financial Officer, TJX Europe from 2011 to 2015. Vice President, Corporate Finance from 2011 to 2011. Vice President, Divisional Chief Financial Officer for AJWright from 2007 to 2011. Various financial positions with TJX since joining in 2000.
Carol Meyrowitz	69	Executive Chairman of the Board since January 2016. Chairman of the Board from June 2015 to January 2016. Chief Executive Officer from January 2007 to January 2016. Director since 2006 and President from 2005 to January 2011. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President, Marmaxx from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004. Various senior management and merchandising positions with Marmaxx and with Chadwick’s of Boston and Hit or Miss, former divisions of TJX, from 1983 to 2001.
Douglas Mizzi	63	Senior Executive Vice President, Group President since February 2018. President, TJX Canada from October 2011 to February 2018. Managing Director T.K. Maxx, UK from April 2010 to October 2011. Executive Vice President, Chief Operating Officer, WMI from February 2006 to April 2010. Senior Vice President, Director of Store Operations, WMI from 2004 to 2006. Various store operations positions with TJX from 1988 to 2004.
The executive officers hold office until the next annual meeting of the Board in June 2023 and until their successors are elected and qualified.

ITEM 1A. Risk Factors
The statements in this section describe the major risks to our business and should be considered carefully, in connection with all the other information set forth in this annual report on Form 10-K. The risks listed below are those that we think, individually or in the aggregate, are potentially material to our business and could cause our actual results to differ materially from those stated or implied in forward-looking statements. There may be additional risks that we are not aware of or that we currently believe are immaterial, and factors besides the ones discussed below, that could adversely affect our business.
OPERATIONAL AND STRATEGIC RISKS
Failure to execute our opportunistic buying strategy and successfully manage our inventory could adversely affect our results.
Key elements of our off-price business strategy, including opportunistic buying, operating with lean inventory levels, and frequent inventory turns, subject us to risks. Our customer traffic and our sales, margins, and other financial results could be adversely affected if we do not obtain the right merchandise at the right times, in the right quantities, at the right prices, and in the right mix.
Our opportunistic buying strategy places considerable discretion with our merchants. They typically buy throughout the year, with much of our merchandise purchased for the current or immediately upcoming season. Our merchants are expected to effectively react to rapidly changing opportunities and trends in the market, to assess the desirability and value of merchandise, and to generally make determinations of how and what we source, as well as when and from where we source it. If they do not make assessments accurately or otherwise cannot execute our strategy in an effective or timely way, our customer traffic and our sales, margins, and other financial results could be adversely affected. If our merchandise is not generally purchased at prices sufficiently below prices paid by conventional retailers, we may not be able to maintain our desired overall pricing differential to full-price retailers, including department, specialty, and major online retailers, at various times or in some reporting segments, banners, product categories or geographies.
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
A variety of factors, including the COVID-19 pandemic, have impacted, and may continue to impact, execution of our opportunistic buying strategy and inventory management. Our ability to allocate, deliver, and maintain our preferred mix and level of inventory has been impacted in recent years by temporary store closures, inflationary pressures and global supply chain disruptions, including, for example, an increase in competition for limited shipping capacity and other operational and market changes related to the global pandemic.
Failure to identify consumer trends and preferences, or to otherwise meet customer demand or expectations, in new or existing markets or channels could negatively impact our performance.
As our success depends on our ability to meet customer demand and expectations, we work to identify consumer trends and preferences on an ongoing basis and to offer inventory and shopping experiences that meet those trends and preferences. However, we may not do so effectively and/or in a timely manner across our diverse merchandise categories and in each of the many markets in the U.S., Canada, Europe and Australia in which we do business. Trends and preferences in markets may differ from what we anticipate and could change rapidly. Although our business model allows us greater flexibility to meet consumer product preferences and trends than many traditional retailers (for example, by expanding and contracting merchandise categories in response to consumers’ changing tastes), we may not successfully do so, which could impact inventory turns, customer traffic, and sales, and may add difficulty in attracting new customers, retaining existing customers, and encouraging frequent customer visits, which could adversely affect our results.
Customers may also have expectations about how they shop in stores or through e-commerce or more generally engage with businesses across different channels (for example, through various digital platforms). These expectations may vary both across and within demographics and geographies and may evolve rapidly or be impacted by external factors, including the COVID-19 pandemic. Meeting these expectations effectively generally involves identifying the right opportunities and making the right investments at the right time and with the right speed, among other things, and failure to do so may impact our financial results.

We operate in highly competitive markets, and we may not be able to compete effectively.
The retail apparel and home fashion businesses are highly competitive. We compete on the basis of various factors affecting value (which we define as the combination of brand, fashion, price and quality), merchandise selection and freshness; banner name recognition and appeal; both in-store and online service and shopping experience; convenience; and store location. We compete with local, regional, national and international retailers that sell apparel, home fashions and other merchandise that we sell, including retailers that operate through stores, e-commerce and/or other media, as well as omnichannel retailers. Some of our competitors are larger than we are or have more experience than we do in selling certain product lines or through certain channels. New competitors frequently enter the market. Additionally, existing competitors may enter or increase their presence in markets in which we operate, consolidate with other retailers, expand their merchandise offerings, expand their e-commerce capabilities, and/or add new sales channels or change their pricing strategies. More generally, consumer e-commerce spending may continue to increase, as it has in recent years, while our business is primarily in brick and mortar stores. If we fail to compete effectively, our sales and results of operations could be adversely affected.
If we fail to successfully implement our marketing efforts, if our marketing efforts are not successful in driving expected traffic to our stores or if our competitors’ marketing programs are more effective than ours, our revenue or results of operations may be adversely affected.
Customer traffic and demand for our merchandise may be influenced by our marketing efforts. Although we use various marketing channels to drive customer traffic, including traditional format linear television, streaming video, audio, outdoor, digital/social media, and mobile, some of our competitors may expend more for their marketing programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Further, we may not be able to effectively develop or implement strategies in the rapidly evolving digital/social media channels. If our marketing efforts are not as successful or cost effective as anticipated, our revenue and results of operations could be adversely affected.
Failure to continue to expand our business successfully could adversely affect our financial results.
Our growth strategy includes successfully expanding within our current markets and/or into new geographic regions, product lines and channels, including e-commerce, and, as appropriate, adding new businesses, whether by development, investment or acquisition. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may fail to meet our financial performance expectations generally or within certain markets or divisions, and/or may be required to increase or decrease investments, slow our planned growth, or close stores or operations. Even if a particular market has high commercial vacancies, if we are not able to find and lease appropriate real estate on attractive terms in the locations where we seek to open brick and mortar stores, or, if new stores do not perform as well as we anticipated, we may need to change our planned growth in those markets.
Growth can also add complexity to our business operations by requiring effective information sharing, significant attention from our management and other functions across our business, development of new capabilities, as well as appropriately staffing and training an increased number of Associates and/or managing appropriate third-party providers. These requirements may increase with further growth, particularly if we expand into additional countries. If we are unable to manage our growth effectively, our business may be adversely affected or we may need to reduce the rate of expansion or otherwise curtail growth, which may adversely affect our business plans, sales and results.
Failure to effectively manage the large size and scale of our operations may adversely affect our financial results.
The substantial size of our business can make it challenging to run our complex operations effectively and to manage suitable internal resources and third-party providers with appropriate oversight, including, for example, administration, systems (including information technology systems), merchandising, sourcing, store operations, distribution, logistics and compliance. The large size and scale of our operations, our multiple banners and locations across the U.S., Canada, Europe and Australia, and the autonomy afforded to the banners in some aspects of the business also increase the risk that our systems, controls, practices and policies may not be implemented effectively or consistently throughout our company, that information may not be appropriately shared across our operations, and/or that our marketing and communications strategies may lack cohesion. The size and scale of our business also creates challenges in effectively managing, training, retaining and engaging a large, disparate workforce. These challenges may increase where a portion of our workforce is working remotely for all or part of their time, as started to be the case during fiscal 2021, or is unable to work on site or is temporarily furloughed, as was also the case in recent years. If we are unable to manage our size and scale effectively, our results of operations may be adversely affected.

Our business, financial condition and results of operations have been and could in the future be adversely affected by the impact of the COVID-19 pandemic.
The COVID-19 pandemic has had, and in the future may have, a significant impact on our business, financial condition, and results of operations. Various restrictions were issued worldwide since the start of the COVID-19 pandemic, including limitations on business operations. During the first major peak of the COVID-19 outbreak in fiscal 2021, all of our stores, online businesses and distribution centers were temporarily closed, during which time we were unable to generate sales, though we continued to incur expenses. During that time, we also implemented new procedures in our operations, including enhanced cleaning protocols, occupancy limitations, and additional health and safety protocols that resulted in additional payroll and continued or increased expenses primarily during fiscal 2021 and fiscal 2022, while potentially impacting sales opportunities. Many of our stores have had, and in the future may again have, additional temporary closures, and many of our stores have been, and may again in the future be, subject to additional restrictions that adversely impact customer traffic and sales opportunities. In addition, market conditions and the impact of the pandemic on the global economy and global supply chain have impacted and may continue to impact the financial viability or business operations of some of our suppliers and transportation or logistics providers, which has interrupted and increased costs related to, and may in the future interrupt and further increase costs related to, our supply chain, and could require additional changes to our operations.
The extent of any impact on our operations from the COVID-19 pandemic in a post-pandemic epidemic or endemic phase will depend in part on future developments that are difficult to predict, including the severity and spread of the virus and its variants. It also remains difficult to predict with certainty the ongoing impact of COVID-19 on the broader economy and whether consumer and Associate behavior may change permanently. Levels of our customers’ spending at our stores and consumer discretionary spending more generally may continue to be impacted by the pandemic and may be impacted by a post-pandemic epidemic or endemic phase and its effects on the economy. For example, social distancing, telecommunicating and reductions in travel became more typical in response to the pandemic and partially replaced past patterns. These conditions could have a continuing impact on consumer spending, the way our Associates work, or our company culture and could have adverse effects on our business, financial condition and results of operations.
We source our merchandise globally, which subjects us to risks, including when moving merchandise internationally.
We are subject to various risks of sourcing merchandise, particularly from other countries, including risks related to moving merchandise internationally. Many of the products sold in our stores are sourced in locations (particularly in China, India, and southeastern Asia) other than the location in which they will be sold. Where we are the importer of record, we may be subject to regulatory or other requirements, including those similar to requirements imposed upon the manufacturer of such products. Risks related to sourcing merchandise include:
–potential disruptions in manufacturing and supply;
–transport availability, capacity, and costs;
–problems with third-party distribution and warehousing, logistics, transportation and other supply chain interruptions;
–information technology challenges;
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
–pandemics and epidemics (such as the COVID-19 pandemic) affecting sourcing, including manufacturing, buying or delivery;
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
–concerns about transparent sourcing and supply chains;

–concerns about human rights, working conditions and other labor rights and conditions in countries where merchandise is produced or materials are sourced, such as concerns related to treatment of the Uyghur population in the Xinjiang province of China;
–currency exchange rates and financial or economic instability (including potential financial instability related to banks); and
–political, military, or other disruptions in countries from, to or through which merchandise is imported, including in Ukraine and Russia.
These and other factors relating to sourcing, international trade and imported merchandise could affect the availability and the price of our inventory and our operating costs. Furthermore, although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to production of merchandise, international operations and importing merchandise, there can be no assurance that our Associates and our contractors, agents, vendors or other third parties with whom we do business or to whom we outsource business operations, will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our reputation, operations or operating results.
Compromises of our data security, disruptions in our information technology systems, or failure to satisfy the information technology needs of our business could result in material loss or liability, materially impact our operating results or materially harm our reputation.
Our business depends on our information technology (“IT”) systems, which collect and process information of customers, Associates and other persons, as well as information of our business and of our suppliers, service providers and other third parties. We rely heavily on IT systems, including those operated and maintained by our suppliers, service providers and other third parties, to manage all key aspects of our business, including: planning; purchasing; sales, including point-of-sale processing and e-commerce; supply chain management; inventory management; human resources; financial management; communications; information security; and legal and regulatory compliance. Our ongoing operations and successful growth are dependent on these systems and require us to accurately anticipate our current and future IT needs, including successfully developing, implementing and maintaining appropriate systems as well as effective disaster recovery plans for such systems. This reliance requires us to accurately anticipate our current and future IT needs and successfully develop, implement and maintain appropriate systems, as well as effective disaster recovery plans for such systems. Our ongoing operations and successful growth are dependent on our doing these things effectively. We also are dependent on the ongoing integrity, security and consistent operations of these systems, including related back-up systems.
As is common in the retail industry, our IT systems, as well as those of our suppliers, service providers and other third parties whose information technology systems we utilize directly or indirectly, are targeted by attempts to access or obtain personal or sensitive information, attempts at monetary theft, and attempts to disrupt business. These attempts include use of malware, ransomware, phishing, social engineering, denial-of-service attacks, exploitation of system vulnerabilities or misconfigurations, employee malfeasance, digital and physical payment card skimmers, account takeovers and other forms of cyber-attacks. These attempts continue to increase in sophistication, heightening the risk of compromise or disruption. While some of these attempts have resulted in data security incidents, the unauthorized intrusion into our network discovered late in 2006 is the only such data security incident to date that has been material to the results of our operations. Our IT systems and those of our suppliers, service providers and other third parties also may be damaged or disrupted, or personal or sensitive information compromised, from a number of other causes, including power outages, system failures, catastrophic events or Associate or contractor error. Such damage, disruption or compromise could materially impair our ability to operate our business or otherwise result in material impacts on our operating results.
Changes in the business landscape and the increase of remote working by our Associates, service providers and other third parties have the potential to increase the likelihood of system damage or disruption and increase the risk of a data security compromise. Additionally, there is a heightened risk of cyber security incidents as a result of geopolitical events outside of our control, such as the ongoing Russia-Ukraine conflict. These factors have led to the need for additional mitigation strategies and investments across our IT Security workforce, technologies and processes. In addition, the global regulatory environment surrounding information security and privacy is increasingly demanding, and data security compromises and disruptions in our IT systems could result in regulatory enforcement actions, class actions, contract liability, or other forms of material legal liability. Any successful compromise or disruption of our IT systems, or other compromise of the information that we collect or is collected on our behalf from our customers, Associates or other persons, could result in material reputational harm and impact our customers’ willingness to shop in our stores or online, and could affect our suppliers’, service providers’ or other third parties’ willingness to do business with us.

We maintain policies, procedures and controls designed to reduce the risks of data security compromises and IT failures or disruptions, but such controls cannot fully eliminate these risks and may fail to operate as intended or be circumvented. These policies, procedures and controls also require costly and ongoing investment in technologies, hiring, training and compliance.
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
Our Associates are key to supporting our business and operations effectively, and increased labor costs put pressure on our operating expenses, which could adversely affect our financial results. We have a large and disparate workforce, and our ability to meet our labor needs and control labor costs is subject to various external factors such as minimum wage laws and benefits requirements; market pressures, including prevailing wage rates and benefit levels, unemployment levels and competition for labor from other industries; economic conditions, including inflation; changing demographics and workforce trends; interest rate changes; actuarial assumptions and methods; the costs of providing and managing retirement, health and other employee benefits, including health and insurance costs; and a dynamic regulatory and policy environment, including with respect to health care, immigration, labor, employment, pension and other employee benefits, taxes, and COVID-19 related mandates and protocols. Any of these factors could increase, and have in the past increased, our labor costs (and the labor or other costs of our service providers, which could be passed on to us). Conversely, failing to offer competitive wages or benefits, or to manage our workforce effectively, could adversely affect our ability to attract or retain sufficient or quality Associates, causing our customer service or performance to suffer.
Additionally, many Associates in our distribution centers are members of unions. We are subject to the risk of labor actions or disruptions of various kinds, including work stoppages, as well as risks and potential material expenses associated with multiemployer plans, including from pension plan underfunding, benefit cuts, increased contribution or funding requirements, changes in plan terms, withdrawal liability, increased premium costs, conditions imposed under any governmental assistance programs or insolvency of other participating employers or governmental insurance programs. Some of our Associates in Europe are members of works councils, and other portions of our workforce may become unionized, any of which may subject us to additional requirements, expectations, actions or expense.
Failure to employ quality Associates in appropriate numbers and to retain key Associates and management could adversely affect our performance.
We need to employ a large number of capable, engaged Associates for our stores and distribution centers and for other areas of our business, including information technology functions. We must constantly recruit new Associates to fill entry level and part-time positions with high rates of turnover and at times find seasonal talent in sufficient numbers. The availability and skill of Associates may differ across markets in which we do business and in new markets we enter, and we may be unable to meet or manage our labor needs effectively. In addition, due to the COVID-19 pandemic and current economic conditions, we have faced and may continue to face additional challenges in recruiting or retaining sufficient talent due to shifts in the labor market, wage pressures and competition, and health and safety concerns, among other factors. We also have faced and may continue to face challenges in engaging, overseeing and training Associates who work remotely several days each week or work primarily remotely. We also have faced and may continue to face potential challenges relating to Associates’ willingness or ability to staff our stores and distribution centers or otherwise continue employment as a result of health concerns, economic pressures or otherwise.
Our performance also depends on recruiting, hiring, developing, training and retaining talented Associates in key areas such as buying and management. Similar to other retailers, we face challenges in securing and retaining sufficient talent in management and other key areas for many reasons, including competition for talent in the retail industry, from other industries, and in various geographic markets. In addition, because of the distinctive nature of our off-price model, we must provide significant internal training and development, including doing so remotely in some cases, for key Associates across the Company, including within our buying organization, and must effectively manage succession planning. If we do not effectively attract qualified individuals, train them in our business model, support their development, engage them in our business, and retain them in sufficient numbers and at appropriate levels of the organization, our growth could be limited, and the successful execution of our business model could be adversely affected.

Damage to our corporate reputation or those of our retail banners could adversely affect our sales and operating results.
Our relationships with our customers and our reputation are based, in part, on perceptions of subjective qualities. Incidents involving us, our retail banners, our executives and other Associates, our board of directors, our policies and practices, our third-party providers, our vendors and others within our supply chain, the merchandise and brands that we sell, including our licensed or owned brands, our investments, the regions where we have operations or investments, our partners and our industry more generally that erode trust or confidence could adversely affect our reputation and thereby impact our business, particularly if the incidents result in rapid or significant adverse publicity, protest, litigation or governmental inquiry. Information on such incidents that is publicized through traditional or digital media platforms, including social media, websites, blogs and other forums that facilitate rapid, broad communications to an audience of consumers and other interested persons, may adversely affect our reputation and brand, even if the information is inaccurate, incomplete or unverified. Similarly, challenges or reactions to action (or inaction), or perceived action (or inaction), by our company to crises or sensitive topics or on issues related to environmental, social and governance (“ESG”) matters, and any perceived lack of transparency about such matters, could harm our reputation.
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
Our business is subject to evolving corporate governance and public disclosure regulations and expectations by governmental and nongovernmental organizations, customers and investors, including with respect to environmental, social and governance matters, that could materially impact our operating results or materially harm our reputation.
Certain investor advocacy groups, investors, customers, regulators, Associates, and other stakeholders have increasingly focused on social impact, environmental sustainability, human capital management, human rights and other ESG matters in a variety of ways that are not necessarily consistent. From time to time, we announce certain initiatives related to our corporate responsibility efforts, which we have focused under four pillars: environmental sustainability, our workplace, our communities, and responsible sourcing and business operations. These initiatives may be considered inadequate by stakeholders, or we could fail or be perceived to fail or fall short in our pursuit of such initiatives, or in accurately and comprehensively reporting our progress on such initiatives and any related goals and commitments. If our ESG practices do not meet investor or other stakeholder expectations and standards, including related to climate change, environmental sustainability, human capital management, and human rights, or do not meet related regulations and expectations for increased transparency, which continue to evolve, our reputation may be negatively impacted, and we may be subject to litigation risk and/or regulatory enforcement. In addition, we could be criticized for the scope of our initiatives or goals or perceived as not acting responsibly in connection with these matters, and that evaluation may be based on factors unrelated to the impact of these matters on our business, financial or otherwise. Our failure, or perceived failure, with these initiatives or more generally to manage reputational threats and meet shifting stakeholder expectations or consumer preferences could negatively impact our brand, image, reputation, credibility, Associate retention and the willingness of our customers and suppliers to do business with us.
Further expansion of our international operations could expose us to risks inherent in operating in new countries.
We have a significant retail presence in certain countries in Europe and in Canada and Australia. We also operate buying and other offices around the world. Our goal is to continue to expand our operations into other countries in the future. It can be costly and complex to identify appropriate store locations and establish, develop and maintain international operations and to promote business in new international jurisdictions, which may differ significantly from other countries in which we currently operate.
Just as with our current operations, there are risks inherent in opening and developing operations in new countries, including those related to compliance under the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Additional risks include, among others, understanding the local retail climate and trends, local customs and cultures, seasonal differences, business practices and competitive conditions; complying with relevant laws, rules and regulations; developing an appropriate infrastructure; identifying suitable partners for local operations and for integration with our global operations and effectively communicating and implementing company policies and practices in new, possibly remote, jurisdictions. There are also financial, regulatory and other risks associated with international operations, including currency exchange fluctuations; potentially adverse tax consequences; limitations on the repatriation and investment of funds outside of the country where earned; trade regulations; the risk of sudden policy or regulatory changes; the risk of political, economic and civil instability and labor unrest; and uncertainties regarding interpretation, application and enforceability of laws and agreements. Any of these risks could adversely impact our operations, profitability or liquidity.

Our quarterly operating results fluctuate and may fall short of prior periods, our projections, or the expectations of securities analysts or investors, which could adversely affect our stock price.
Our operating results have fluctuated from quarter to quarter at points in the past, including in recent years varying significantly from past quarters, and may do so again in the future. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our stock price may decline (as it did at times in recent years), and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors. We maintain a forecasting process that seeks to plan sales and align expenses. If we do not control costs or appropriately adjust costs to actual results, or if actual results differ significantly from our forecast, our financial performance could be adversely affected. In addition, if we suspend our buyback program, as we did during fiscal 2021, or if we have an active buyback program and are repurchasing shares but do not repurchase the number of shares we contemplated pursuant to our stock repurchase programs, our earnings per share may be adversely affected. Similarly, if we reduce or suspend our dividend distributions, as we did for part of fiscal 2021, our stock price may be adversely affected.
Failure to protect our inventory or other assets from loss and theft may impact our financial results.
Risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail business. Loss may be caused by error or misconduct of Associates, customers, vendors or other third parties including through organized retail crime and professional theft, and may be further impacted by macroeconomic factors, including the enforcement environment. Our inability to effectively prevent and/or minimize the loss or theft of assets, or to effectively reduce, or to accurately predict and accrue for the impact of those losses, could adversely affect our financial performance, including in particular reporting periods, as it did for part of fiscal 2023.
We depend upon strong cash flows from our operations to supply capital to fund our operations, anticipated growth, any stock repurchases and dividends and interest and debt repayment.
Our business depends upon our operations continuing to generate strong cash flow to supply capital to support our general operating activities, to fund our anticipated growth and any return of cash to stockholders through our stock repurchase programs and dividends, and to pay our interest and debt repayments. If we are unable to generate sufficient cash flows or to repatriate cash from our international operations in a manner that is cost effective, our growth plans, capital expenditures, operating expenses and financial performance, including our earnings per share, could be adversely affected. Changes in the capital and credit markets, including market disruptions, limited liquidity and interest rate fluctuations, have in the past, and may continue to, increase the cost of financing or restrict our access to these potential sources of liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance, and maintaining strong credit ratings. On occasion, we borrow money to finance our activities, and if financing were not available to us in adequate amounts and on appropriate terms when needed, it could also adversely affect our financial performance.
If we engage in mergers, acquisitions or investments in new businesses, or divest, close or consolidate any of our current businesses, our business could be subject to additional risks.
We may acquire new businesses, as we have in the past, invest in other businesses or enter into joint ventures with other businesses, develop new businesses internally (as with Homesense, our second U.S. home store concept), launch or expand e-commerce platforms (as we did in fiscal 2022 with homegoods.com), and divest (as we did in fiscal 2023 with our minority interest in Familia), close or consolidate businesses. Failure to execute on mergers, acquisitions, investments, divestitures, closings and consolidations in a satisfactory manner, including due to circumstances outside our control, could adversely affect our future results of operations and financial condition. Acquisition, investment or divestiture activities may divert attention of management away from operating the existing businesses, and we may not effectively evaluate target companies, investments or investment partners or assess the risks, benefits, and costs of buying, investing in or closing businesses, or the integration or attendant risks of acquired businesses or investments, all of which can be difficult, time-consuming and dilutive. These activities may not meet our performance and other expectations and may expose us to unexpected or greater-than-expected costs, liabilities, and risks, including, for example, changes in law, market conditions, the retail industry or political conditions. In addition, in connection with our prior acquisitions, we recorded intangible assets and goodwill and the value of the tradenames, and may similarly do so in the future in connection with other acquisitions. If we are unable to realize the anticipated benefits from acquisitions or investments, we may be required to impair some or all of the goodwill associated with an acquisition or investment, which would adversely impact our results of operations and balance sheet, such as with an impairment charge. For example, in connection with the ongoing conflict between Russia and Ukraine, we divested our minority ownership interest in Familia and did not recover the full value of our investment. Divestitures, closings and consolidations could involve risks such as significant costs and obligations of closure, including exposure on leases, owned real estate and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law as a result of the disposition or as a result of the credit risk of an acquirer.

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
Consumer confidence and discretionary spending can be affected by various economic conditions, both on a global level and in particular markets, that can, in turn, affect our business or the retail industry generally. These factors include, among others, inflation and deflation; actual or perceived declines in consumer purchasing power; economic recession; unemployment levels; availability of disposable income and actual and perceived wealth; health care costs; costs of oil, gas and other commodities; interest rates and tax rates and related policies; weakness in the housing market and housing costs; volatility in capital markets; and credit availability. Many of these factors have been present in the market in recent years, including inflation and economic downturn, which has impacted consumer confidence and discretionary spending.
Similarly, in addition to the impact of regulatory or policy changes, regulatory volatility or uncertainty, including in areas such as international trade, including U.S. tariff policies; challenges presented by implementation following Brexit, as well as threats or occurrences of war (including the ongoing Russia-Ukraine conflict), terrorism, pandemics or epidemics (such as the COVID-19 pandemic), supply chain disruptions, geopolitical instability or uncertainty, uncertainty regarding the financial stability of banking institutions and political or social unrest and/or conflict (locally or across regions) may have significant effects on consumer confidence and spending that can in turn, affect our financial results and impact the retail industry generally. These conditions and factors also shift trends in consumer spending that could affect our business. Although we believe our flexible off-price model helps us react to such changes, shifts in the market may adversely affect our sales, cash flows, merchandise orders and results of operations and performance.
Changes in economic conditions, on a global level or in particular markets, may adversely affect our sources of liquidity and costs of capital and increase our financial exposure, and our strategies for managing these financial risks may not be effective or sufficient.
Global financial markets can experience volatility, disruption and credit contraction, which could adversely affect global economic conditions. Changes in economic conditions could adversely affect sources of liquidity available to us or our costs of capital, including through capital markets. In particular, prolonged volatility or significant disruption of global financial markets due in part to the COVID-19 pandemic, the current financial regulatory environment and the ongoing Russia-Ukraine conflict could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all, and impede our ability to comply with debt covenants. In addition, changes in economic conditions could adversely affect plan asset values and investment performance, and increase our pension liabilities, expenses and funding requirements and other related financial exposure with respect to company-sponsored and multiemployer pension plans. We rely on banks and other financial institutions to safeguard and allow ready access to assets such as cash and cash equivalents. Our strategies for managing these financial risks and exposures may not be effective or sufficient or may expose us to risk.

Our results may be adversely affected by severe or unseasonable adverse weather, serious disruptions, catastrophic events or public health crises.
Natural or other disasters, such as hurricanes, tornadoes, floods, earthquakes and other extreme weather; climate conditions; public health issues, such as pandemics and epidemics (such as the COVID-19 pandemic); fires or explosions; acts of war (such as the ongoing Russia-Ukraine conflict); domestic or foreign terrorism or other acts of violence (including riots or active shooter situations); or cyberterrorism, nation-state cyber-attacks, or other cyber events could disrupt our operations in a number of ways, including by causing injury or serious harm to our Associates, when traveling on business or otherwise, or customers; severely damaging or destroying one or more of our stores, distribution facilities, data centers or office facilities, or could disrupt the operations of, or require the closure of, one or more of our vendors or other parts of our supply chain located in the affected areas. Day-to-day operations, including our ability to receive products from our vendors or third-party service providers or transport products to our stores or to our e-commerce customers could be adversely affected, transportation to and from our stores (by customers or Associates) could be limited, or we could temporarily close stores or distribution centers in the affected areas or in areas served by affected distribution centers for a short or extended period of time (as with closures of our stores and other facilities at various times due to the COVID-19 pandemic). Government regulations and responses to such events or conditions could affect our operations or result in material expenses relating to compliance. Adverse or unseasonable weather, such as storms, severe cold or heat or unseasonable temperatures (even if not extreme), which could increase in both frequency and severity, may also affect customers’ buying patterns and willingness to shop at all or in certain categories we offer, particularly in apparel and seasonal merchandise, which could impact our sales, customer satisfaction with our stores, and our markdowns, adversely affecting our business.
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
Energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline. An increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. Although we typically enter into derivative instruments designed to manage a portion of our transportation costs (a hedging strategy), any such strategy may not be effective or sufficient and could result in increased operating costs. Increased regulation related to environmental costs, including cap and trade, carbon taxes or other emissions management systems could also adversely affect our costs of doing business, including utility, transportation and logistics costs. Shortages or disruptions, including from increased demand and other factors, impacting transportation within our supply chain, also negatively impacts our cost of business. For example, in recent years, increased freight costs related to labor, equipment and capacity shortages involving freight hauling, as well as other factors, had an adverse impact on our margins. In fiscal 2023, the conflict in Ukraine and related sanctions on Russia impacted, and in fiscal 2024 we anticipate this will continue to impact, fuel resources and operations of third parties along our supply chain such that our inventory flow and financial performance may have been and may continue to be negatively impacted. Similarly, other commodity prices can fluctuate dramatically. Such increases can impact the cost of merchandise, which could adversely affect our performance through potentially reduced consumer demand or reduced margins.
Fluctuations in currency exchange rates may lead to lower revenues and earnings.
Sales made by our stores outside the U.S. are denominated in the currency of the country in which the store is located, and changes in currency exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. Because of this, movements in currency exchange rates have had, and are expected to continue to have, a significant impact on our consolidated and segment results from time to time. Changes in currency exchange rates can also increase the cost of inventory purchases that are denominated in a currency other than the local currency of the business buying the merchandise. When exchange rates change significantly in a short period or move unfavorably over an extended period, it can be difficult for us to adjust accordingly, and gross margin can be adversely affected. For example, a significant amount of merchandise we offer for sale is made in China and accordingly, a revaluation of Chinese currency, or increased market flexibility in the exchange rate for that currency, increasing its value relative to the U.S. dollar or currencies in which our stores are located, could be significant.

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
–import/export, supply chain, social compliance, trade restrictions, and logistics, including resulting from changes to requirements or policies from the outcome of Brexit or the Uyghur Forced Labor Act and the emergence of widespread sanctions as a result of the ongoing Russia-Ukraine conflict;
–climate change, energy and waste;
–consumer protection, product safety and product compliance;
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
Complying with applicable laws, rules, regulations, standards, interpretations, orders and our own internal policies may require us to spend additional time and resources to implement new procedures and other controls, conduct audits, train Associates and third parties on our compliance methods, or take other actions, particularly as we continue to grow globally and enter new markets, countries, or product categories, any of which could adversely impact our results. Particularly in a dynamic regulatory environment, anticipated changes to laws and regulations may require us to invest in compliance efforts or otherwise expend resources before changes are certain.
In addition, if we, or third parties that perform services on our behalf, fail to comply with applicable laws, rules, regulations, standards, interpretations and orders, we may be subject to judgments, fines or other costs or penalties, which may cause reputational harm and could adversely affect our operations and our financial results and condition.

Our results may be materially adversely affected by the outcomes of litigation, legal proceedings and other legal or regulatory matters.
We are involved in, and may in the future become involved in, legal proceedings, regulatory reviews, audits and other legal matters. These may involve inquiries, investigations, lawsuits and other proceedings by local, provincial, state and national governmental entities (in the U.S. and other countries) and private plaintiffs, including with respect to employment and employee benefits (such as classification, employment rights, discrimination, wage and hour and retaliation); whistleblower claims; harassment claims; tax; securities; disclosure; real estate; environmental matters; hazardous materials and hazardous waste; tort; business practices; consumer protection; privacy/data security; product safety and compliance; advertising; and intellectual property. There continue to be employment-related and consumer protection lawsuits, including putative class actions, in the United States, and we are subject to these types of suits. We cannot predict the results of legal and regulatory proceedings with certainty, and actual results may differ from any reserves we establish estimating the probable outcome. Regardless of merit or outcome, these proceedings can be both time-consuming and disruptive to our operations and may cause reputational harm as well as significant expense and diversion of management attention. Legal, regulatory and other proceedings could expose us to significant defense costs, fines, penalties and liability to private parties and governmental entities for monetary recoveries and other amounts and attorneys’ fees and/or require us to change aspects of our operations, any of which could have a material adverse effect on our business and results of operations.
Quality, safety or other issues with merchandise we buy and sell could impact our reputation, sales and financial results.
Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we import, transport and sell to consumers. Regulations and standards in this area, including federal regulations related to the U.S. Consumer Product Safety Improvement Act of 2008 and the U.S. Food Safety Modernization Act, state regulations like California’s Proposition 65, and similar legislation in other countries in which we operate, impose restrictions and requirements on the merchandise we buy and sell. These regulations change from time to time, and new national, state, provincial or local regulations in the U.S. and other countries that may affect our business are contemplated and enacted with some regularity. We rely on our vendors to provide quality merchandise that complies with applicable laws, as well as our vendor code of conduct that requires our merchandise vendors to ensure the products they sell to us comply with all applicable laws and regulations. However, our vendors may not comply with such obligations. If we or our merchandise vendors are unable or fail to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to existing or new merchandise categories or in new geographies, we could incur significant fines or penalties or we could have to curtail some aspects of our sales or operations, which could have an adverse effect on our financial results. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor these obligations to an extent we consider sufficient or at all. In certain circumstances, we may bear some responsibility for compliance with applicable product safety laws, labeling requirements and other applicable laws. In addition, failure to comply with, or the perception that we have failed to comply with, other social compliance, product, labor and/or environmental standards or monitoring practices, which continue to evolve, related to the products we sell could subject us to reputational harm and impact our financial results.
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

In addition, we are subject to the continuous examination of our tax returns and reports by national, state, provincial and local tax authorities in the U.S. and foreign countries, and the examining authorities may challenge positions we take. We are engaged in various proceedings, which are at various stages, with such authorities with respect to assessments, claims, deficiencies, and refunds. We regularly assess the likely outcomes of these proceedings to determine the adequacy and appropriateness of our provision for income taxes, and we increase and decrease our provision as a result of these assessments. However, developments in and actual results of proceedings, rulings or settlements by or with tax authorities or courts (including due to changes in facts, law or legal interpretations, expiration of applicable statutes of limitations or other resolutions of tax positions) could result in amounts that differ from those we have accrued for such proceedings in either a positive or a negative manner, which could materially affect our effective income tax rate in a given financial period, the amount of taxes we are required to pay and our results of operations. In addition, we are subject to tax audits and examinations for payroll, value added, sales-based and other taxes relating to our businesses, which could adversely impact our financial results.
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

STORE LOCATIONS
Stores were operated in the following locations at the end of fiscal 2023. Counts include both banners within a combo or a superstore:

United States	Marmaxx(a)	Sierra	HomeGoods(a)	Total
Alabama	34	—	12	46
Arizona	38	—	15	53
Arkansas	18	—	5	23
California	271	—	99	370
Colorado	30	9	12	51
Connecticut	51	1	21	73
Delaware	8	—	6	14
District of Columbia	6	—	—	6
Florida	200	—	78	278
Georgia	92	—	31	123
Hawaii	8	—	—	8
Idaho	9	1	3	13
Illinois	99	5	34	138
Indiana	42	—	12	54
Iowa	18	—	6	24
Kansas	19	1	7	27
Kentucky	27	1	7	35
Louisiana	29	—	10	39
Maine	12	1	5	18
Maryland	56	1	26	83
Massachusetts	109	2	40	151
Michigan	73	5	23	101
Minnesota	35	8	16	59
Mississippi	17	—	5	22
Missouri	37	—	13	50
Montana	6	—	1	7
Nebraska	10	1	5	16
Nevada	20	1	7	28
New Hampshire	28	5	15	48
New Jersey	91	4	55	150
New Mexico	10	1	3	14
New York	170	4	65	239
North Carolina	68	—	23	91
North Dakota	6	1	2	9
Ohio	88	4	27	119
Oklahoma	20	—	6	26
Oregon	25	3	10	38
Pennsylvania	99	2	37	138
Puerto Rico	29	—	6	35
Rhode Island	12	—	6	18
South Carolina	36	—	14	50
South Dakota	4	—	1	5
Tennessee	51	—	16	67
Texas	175	—	68	243
Utah	19	4	10	33
Vermont	8	1	1	10
Virginia	70	4	37	111
Washington	42	2	17	61
West Virginia	11	—	5	16
Wisconsin	41	4	17	62
Wyoming	5	2	—	7
Total Stores	2,482	78	940	3,500
(a)Marmaxx operates T.J. Maxx and Marshalls. HomeGoods operates HomeGoods and Homesense.

Canada	Winners	HomeSense	Marshalls	Total
Alberta	43	21	17	81
British Columbia	40	22	9	71
Manitoba	9	5	5	19
New Brunswick	4	3	4	11
Newfoundland	3	2	2	7
Nova Scotia	11	3	2	16
Ontario	126	69	49	244
Prince Edward Island	1	1	—	2
Quebec	54	21	15	90
Saskatchewan	6	4	3	13
Total Stores	297	151	106	554

Europe	T.K. Maxx	Homesense	Total
United Kingdom	351	76	427
Republic of Ireland	27	2	29
Germany	166	—	166
Poland	52	—	52
Austria	18	—	18
The Netherlands	15	—	15
Total Stores	629	78	707

Australia	T.K. Maxx
Australian Capital Territory	4
New South Wales	23
Queensland	26
Victoria	19
South Australia	2
Total Stores	74
DISTRIBUTION CENTERS
The following is a summary of our primary owned and leased distribution and fulfillment centers as of January 28, 2023. Square footage information for the distribution and fulfillment centers represents total “ground cover” of the facility.

Square footage in millions	Owned (sq/ft)	Count	Leased (sq/ft)	Count	Total (sq/ft)	Total Count
Marmaxx	9	9	4	8	13	17
HomeGoods	4	5	2	2	6	7
Sierra	1	1	1	1	2	2
TJX Canada	—	—	2	4	2	4
TJX International	—	—	3	8	3	8
Total	14	15	12	23	26	38
OFFICE SPACE
TJX has corporate headquarters in Massachusetts which consists of both owned and leased space. Additionally, we own and lease additional office space throughout the United States and in various countries. As of January 28, 2023, TJX owned and leased a combined 3.3 million square feet of office space, primarily within the United States. Square footage information for office space represents total space owned or leased.

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
The approximate number of common shareholders of record at January 28, 2023 was 1,933.

INFORMATION ON SHARE REPURCHASES
The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2023 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
October 30, 2022 through November 26, 2022	1,207,147	$74.56	1,207,147	$1,903,792,649
November 27, 2022 through December 31, 2022	3,226,241	$79.04	3,226,241	$1,648,792,687
January 1, 2023 through January 28, 2023	1,294,774	$81.10	1,294,774	$3,543,792,734
Total	5,728,162		5,728,162
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2023, we announced that our Board of Directors had approved a new stock repurchase program that authorized the repurchase of up to an additional $2 billion of our common stock from time to time. Under this program and previously announced programs, we had approximately $3.5 billion available for repurchase as of January 28, 2023.

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
The discussion that follows relates to our 52-week fiscal years ended January 28, 2023 (fiscal 2023) and January 29, 2022 (fiscal 2022) and our 53-week fiscal year ended February 3, 2024 (fiscal 2024).
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended January 29, 2022.
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. Our mission is to deliver great value to our customers every day. We do this by selling a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day through our stores and five distinctive branded e-commerce sites. We operate over 4,800 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods, Homesense, and homegoods.com); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). In addition to our four main segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
Highlights of our financial performance for fiscal 2023 include the following:
–Net sales increased 3% to $49.9 billion for fiscal 2023 versus $48.5 billion for fiscal 2022. As of January 28, 2023, both the number of stores in operation and selling square footage increased approximately 3% compared to the end of fiscal 2022.
–U.S. comp store sales were flat in fiscal 2023. U.S. open-only comp store sales increased 17% for fiscal 2022. See Net Sales below for definitions of both U.S. comp store sales and U.S. open-only comp store sales.
–Net sales increased 13% for TJX Canada and increased 8% for TJX International in fiscal 2023. On a constant currency basis, net sales increased 18% for TJX Canada and increased 22% for TJX International.
–Diluted earnings per share were $2.97 for fiscal 2023, which included a $0.14 net of tax charge related to the write-down and the divestiture of our minority investment in Familia, compared to $2.70 for fiscal 2022, which included a debt extinguishment charge of $0.15 per share.
–Pre-tax margin (the ratio of pre-tax income to net sales) for fiscal 2023 was 9.3%, which included a 0.4 percentage point charge related to the write-down of our minority investment in Familia. This was a 0.2 percentage point increase compared to 9.1% for fiscal 2022, which included a 0.5 percentage point debt extinguishment charge.
–Our cost of sales, including buying and occupancy costs, ratio for fiscal 2023 was 72.4%, a 0.9 percentage point increase compared to 71.5% for fiscal 2022.
–Our selling, general and administrative (“SG&A”) expense ratio for fiscal 2023 was 17.9%, a 0.8 percentage point decrease compared to 18.7% for fiscal 2022.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were up 1% on a reported basis and up 2% on a constant currency basis at the end of fiscal 2023 as compared to the prior year.
–During fiscal 2023, we returned $3.6 billion to our shareholders through share repurchases and dividends. A dividend of $0.295 per share was declared in the fourth quarter of fiscal 2023 and paid in March 2023.

Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales.

	Percentage of Net Sales
	Fiscal 2023	Fiscal 2022
Net sales	100.0%	100.0%
Cost of sales, including buying and occupancy costs	72.4	71.5
Selling, general and administrative expenses	17.9	18.7
Impairment on equity investment	0.4	—
Loss on early extinguishment of debt	—	0.5
Interest expense, net	0.0	0.2
Income before income taxes*	9.3%	9.1%
*Figures may not foot due to rounding.
Net Sales
Net sales for fiscal 2023 totaled $49.9 billion, a 3% increase versus net sales of $48.5 billion for fiscal 2022. The increase includes a 5% increase in non-comp store sales, partially offset by a 2% negative impact from foreign currency exchange rates. The non-comp store sales increase reflects a fully open store base for fiscal 2023 compared to temporary store closures in fiscal 2022. Net sales from our e-commerce sites combined amounted to less than 3% of total sales for each of fiscal 2023 and fiscal 2022.
For fiscal 2023, we returned to our historical definition of comparable store sales (as defined below). While stores in the U.S. were open for all of fiscal 2022, a significant number of stores in TJX Canada and TJX International experienced COVID-19 related temporary store closures and government-mandated shopping restrictions during fiscal 2022. Therefore, we cannot measure year-over-year comparable store sales with fiscal 2022 in these geographies in a meaningful way. As a result, the comparable stores included in the fiscal 2023 measure consist of U.S. stores only, which we refer to as U.S. comparable store sales (“U.S. comp store sales”), and are calculated against sales for the comparable periods in fiscal 2022. We expect all geographies to return to the historical definition of comparable store sales in fiscal 2024.
U.S. comp store sales were flat for fiscal 2023 compared to a 17% U.S. open-only comp store sales (as defined below) increase for fiscal 2022. U.S. comp store sales for fiscal 2023 reflect an increase in average basket driven by higher average ticket offset by a decrease in customer traffic. Strong apparel sales offset a decline in home fashions sales for fiscal 2023.
As of January 28, 2023, our store count increased 3% and selling square footage increased 3% compared to the same period last year.
Definition of Comparable Store Sales
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
Open-Only Comp Store Sales
Due to the temporary closing of stores as a result of the COVID-19 pandemic, our historical definition of comp store sales was not applicable for fiscal 2022. In order to provide a performance indicator for its stores, during fiscal 2022, we temporarily reported open-only comp store sales. Open-only comp store sales included stores initially classified as comp stores at the beginning of fiscal 2021. This measure reported the sales increase or decrease of these stores for the days the stores were open in fiscal 2022 against sales for the same days in fiscal 2020, prior to the emergence of the global pandemic. U.S. open-only comp store sales reports the open-only comp store sales for our Marmaxx and HomeGoods segments.
Revenues by Geography
The percentages of our consolidated revenues by geography for the last two fiscal years are as follows:

	Fiscal 2023	Fiscal 2022
United States:
Northeast	22%	23%
Midwest	13	13
South (including Puerto Rico)	27	27
West	15	16
Total United States	77%	79%
Canada	10	9
Europe	12	11
Australia	1	1
Total TJX	100%	100%
Impact of Foreign Currency Exchange Rates
Our operating results are affected by foreign currency exchange rates as a result of changes in the value of the U.S. dollar or a division’s local currency in relation to other currencies. We specifically refer to “foreign currency” as the impact of translational foreign currency exchange and mark-to-market of inventory derivatives, as described in detail below. This does not include the impact foreign currency exchange rates can have on various transactions that are denominated in a currency other than an operating division’s local currency, which is referred to as “transactional foreign exchange,” and also described below.
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 72.4% for fiscal 2023, an increase of 0.9 percentage points over 71.5% of net sales for fiscal 2022.
The increase in the total cost of sales, including buying and occupancy costs, was primarily attributable to lower merchandise margin and investments in supply chain. Merchandise margin reflected approximately 1.2 percentage points of incremental freight costs as well as higher markdowns and shrink expense, partially offset by strong markon.
Cost of sales, including buying and occupancy costs, was favorably impacted by approximately $9 million and $27 million of government programs for fiscal 2023 and fiscal 2022, respectively, in regions where we had temporary store closures.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, were 17.9% for fiscal 2023, a decrease of 0.8 percentage points over 18.7% for fiscal 2022.
The decrease in SG&A ratio for fiscal 2023 was primarily driven by store payroll due to a reduction of COVID-related costs and lower share-based and incentive compensation costs, partially offset by higher store wages.
SG&A expense was favorably impacted by $214 million from government programs for fiscal 2022 in regions where we had temporary store closures.
Impairment on Equity Investment
During fiscal 2023, we announced and completed the divestiture of our minority investment in Familia. As a result, we recorded an impairment charge of $218 million in the first quarter of fiscal 2023 representing the entire carrying value of the investment. Additionally, we realized a $54 million tax benefit when we completed the divestiture of this investment during the third quarter of fiscal 2023.
Interest Expense, net
The components of interest expense, net for the last two fiscal years are summarized below:

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022
Interest expense	$91	$123
Capitalized interest	(7)	(4)
Interest (income)	(78)	(4)
Interest expense, net	$6	$115
Net interest expense decreased for fiscal 2023 compared to fiscal 2022, primarily due to an increase in interest income, due to an increase in prevailing rates, as well as the $2.75 billion pay down of outstanding debt during fiscal 2022.
Provision for Income Taxes
In August 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax (the “Corporate AMT”) for tax years beginning after December 31, 2022 and levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax on the net repurchase portion of the IRA did not have an impact on our results of operations or financial position in fiscal 2023 and we do not expect the Corporate AMT, excise tax, or other provisions of the IRA to have a material impact on our consolidated financial statements.
The effective income tax rate was 24.5% for fiscal 2023 compared to 25.4% for fiscal 2022. The decrease in the fiscal 2023 effective income tax rate was primarily due to the lapse of statutes of limitations and resolution of various tax matters, and the change of jurisdictional mix of profits and losses, partially offset by a reduction of excess tax benefits from share-based compensation.

Net Income and Diluted Earnings Per Share
Net income was $3.5 billion in fiscal 2023 compared to $3.3 billion in fiscal 2022. Diluted earnings per share in fiscal 2023 were $2.97 compared to $2.70 in fiscal 2022. The $218 million impairment on our previously-held minority investment in Familia, net of the $54 million tax benefit, had a $0.14 negative impact on earnings per share for fiscal 2023. Foreign currency had a $0.06 negative impact on earnings per share in fiscal 2023 compared to a neutral impact on earnings per share in fiscal 2022. A $242 million debt extinguishment charge in fiscal 2022 had a $0.15 negative impact on earnings per share for fiscal 2022.
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

U.S. SEGMENTS
Marmaxx

	Fiscal Year Ended
U.S. dollars in millions	January 28, 2023	January 29, 2022
Net sales	$30,545	$29,483
Segment profit	$3,883	$3,813
Segment margin	12.7%	12.9%
Comp store sales(a)	3%	13%
Stores in operation at end of period:
T.J. Maxx	1,299	1,284
Marshalls	1,183	1,148
Sierra	78	59
Total	2,560	2,491
Selling square footage at end of period (in millions):
T.J. Maxx	28	28
Marshalls	27	26
Sierra	1	1
Total	56	55
(a)Comp store sales reported for fiscal 2023 and open-only comp store sales reported for fiscal 2022.
Net Sales
Net sales for Marmaxx were $30.5 billion for fiscal 2023, an increase of 4% compared to $29.5 billion for fiscal 2022. The increase in net sales reflects a 3% increase from comp store sales and a 1% increase from non-comp store sales.
Comp sales growth at Marmaxx was primarily attributable to an increase in average basket driven by higher average ticket. For fiscal 2023, positive apparel sales outperformed a decline in home fashion sales. All geographies generally performed in line with the overall comp store sales increase.
Segment Profit Margin
Segment profit margin decreased to 12.7% for fiscal 2023 compared to a segment profit margin of 12.9% for fiscal 2022. The decrease in segment profit margin was driven by lower merchandise margin and higher store wages, partially offset by store payroll reflecting lower COVID-related expenses. Within merchandise margin, incremental freight costs, higher markdowns and shrink expense were partially offset by strong markon.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented less than 3% of Marmaxx’s net sales for fiscal 2023 and fiscal 2022 and did not have a significant impact on year-over-year segment margin comparisons.
In fiscal 2024, we expect to add approximately 45 Marmaxx net new stores and 18 new Sierra stores, which would increase selling square footage by approximately 2%.

HomeGoods

	Fiscal Year Ended
U.S. dollars in millions	January 28, 2023	January 29, 2022
Net sales	$8,264	$8,995
Segment profit	$522	$907
Segment margin	6.3%	10.1%
Comp store sales(a)	(11)%	32%
Stores in operation at end of period:
HomeGoods	894	850
Homesense	46	39
Total	940	889
Selling square footage at end of period (in millions):
HomeGoods	16	15
Homesense	1	1
Total	17	16
(a)Comp store sales reported for fiscal 2023 and open-only comp store sales reported for fiscal 2022.
Net Sales
Net sales for HomeGoods were $8.3 billion for fiscal 2023, a decrease of 8%, compared to $9.0 billion for fiscal 2022. The decrease in net sales reflects an 11% decrease from comp store sales, partially offset by a 3% increase from non-comp store sales.
Comp store sales decline for HomeGoods for fiscal 2023 reflected a decrease in customer traffic, partially offset by an increase in average basket driven by higher average ticket. All geographies performed in line with the overall comp store sales decline.
Segment Profit Margin
Segment profit margin decreased to 6.3% for fiscal 2023 compared to a segment profit margin of 10.1% for fiscal 2022. The decrease in segment profit margin for fiscal 2023 was driven by deleverage on lower comp store sales, primarily in occupancy and administrative costs, lower merchandise margin and higher store and distribution wages, partially offset by store payroll reflecting lower COVID-related expenses. Merchandise margin included incremental freight costs of approximately 3 percentage points as well as higher markdowns, partially offset by strong markon.
Our HomeGoods e-commerce site, homegoods.com, represented less than 1% of HomeGoods net sales for fiscal 2023 and fiscal 2022, and did not have a significant impact on year-over-year segment margin comparisons.
In fiscal 2024, we expect to add up to approximately 50 HomeGoods stores, of which 18 are Homesense stores. This would increase selling square footage by approximately 6%.

FOREIGN SEGMENTS
TJX Canada

	Fiscal Year Ended
U.S. dollars in millions	January 28, 2023	January 29, 2022
Net sales	$4,912	$4,343
Segment profit	$690	$485
Segment margin	14.0%	11.2%
Stores in operation at end of period:
Winners	297	293
HomeSense	151	147
Marshalls	106	106
Total	554	546
Selling square footage at end of period (in millions):
Winners	6	6
HomeSense	3	3
Marshalls	2	2
Total	11	11
Net Sales
Net sales for TJX Canada were $4.9 billion for fiscal 2023, an increase of 13% compared to $4.3 billion for fiscal 2022. The increase in net sales reflected having a fully open store base for fiscal 2023, compared to temporary store closures in fiscal 2022, as a result of the COVID-19 pandemic. Within net sales, an increase in average basket driven by higher average ticket was partially offset by the negative foreign currency exchange rate impact of 5% for fiscal 2023.
Segment Profit Margin
Segment profit margin increased to 14.0% for fiscal 2023 compared to a segment profit margin of 11.2% for fiscal 2022. The increase for fiscal 2023 was primarily driven by leverage on increased sales, primarily in occupancy and administrative costs, and higher merchandise margin as well as lower store payroll reflecting lower COVID-related expenses, and lower incentive compensation costs. Merchandise margin reflects strong markon partially offset by incremental freight costs for fiscal 2023.
In fiscal 2024, we expect to add approximately 11 stores in Canada, which would increase selling square footage by approximately 2%.

TJX International

	Fiscal Year Ended
U.S. dollars in millions	January 28, 2023	January 29, 2022
Net sales	$6,215	$5,729
Segment profit	$347	$161
Segment margin	5.6%	2.8%
Stores in operation at end of period:
T.K. Maxx	629	618
Homesense	78	77
T.K. Maxx Australia	74	68
Total	781	763
Selling square footage at end of period (in millions):
T.K. Maxx	13	13
Homesense	1	1
T.K. Maxx Australia	1	1
Total	15	15
Net Sales
Net sales for TJX International were $6.2 billion for fiscal 2023, an increase of 8% compared to $5.7 billion for fiscal 2022. The increase in net sales reflects having a fully open store base, compared to temporary store closures in fiscal 2022 as a result of the COVID-19 pandemic, which was partially offset by the negative foreign currency exchange rate impact of 14%.
E-commerce sales at tkmaxx.com were approximately 3% and 5% of TJX International’s net sales for fiscal 2023 and fiscal 2022, respectively.
Segment Profit Margin
Segment profit margin increased to 5.6% for fiscal 2023 compared to a segment profit margin of 2.8% for fiscal 2022. This increase was primarily driven by leverage on increased sales, primarily in occupancy and administrative costs as well as higher merchandise margin, lower COVID-related expenses in stores and distribution centers and lower incentive compensation costs. Within merchandise margin, strong markon was partially offset by incremental freight costs and higher markdowns. Fiscal 2022 also reflected $157 million from government programs received in regions where we had temporary store closures.
In fiscal 2024, we expect to add approximately 18 net new stores in Europe and approximately 6 net new stores in Australia, which would increase selling square footage by approximately 2%.

GENERAL CORPORATE EXPENSE

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022
General corporate expense	$582	$611
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The decrease in general corporate expense for fiscal 2023 was primarily driven by lower share-based and incentive compensation costs, timing of funding to TJX’s charitable foundations partially offset by the mark-to-market adjustment on fuel and inventory derivatives.

ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of January 28, 2023, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we had $1.5 billion available as of the period ended January 28, 2023, as described in Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs for the foreseeable future.
As of January 28, 2023, we held $5.5 billion in cash. Approximately $1.2 billion of our cash was held by our foreign subsidiaries with $0.7 billion held in countries where we intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through January 28, 2023. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
We monitor debt financing markets on an ongoing basis and from time to time may incur additional long-term indebtedness depending on prevailing market conditions, liquidity requirements, existing economic conditions and other factors. In fiscal 2024, we intend to use and in the future we may continue to use, operating cash flow and cash on hand to repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, existing economic conditions, contractual restrictions and other factors. As such, we may, from time to time, seek to retire, redeem, prepay or purchase our outstanding debt through redemptions, cash purchases, prepayments, refinancings and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our operating cash flow and/or cash on hand to repay our debt, it will reduce the amount of cash available for additional capital expenditures.
Operating Activities
Net cash provided by operating activities was $4.1 billion in fiscal 2023 and $3.1 billion in fiscal 2022. Our operating cash flows increased by $1 billion compared to fiscal 2022 primarily due to the $1.5 billion change in merchandise inventories net of accounts payable. The change in inventory was primarily driven by the fiscal 2022 rebuilding of inventory levels. The increase in operating cash flows was partially offset by a $0.7 billion decrease in accrued expenses, the largest component of which was lower incentive compensation costs.
Investing Activities
Investing activities resulted in net cash outflows of $1.5 billion in fiscal 2023 and $1 billion in fiscal 2022. The cash outflows for both periods were primarily driven by capital expenditures.
Net cash used in investing activities include capital expenditures for the last two fiscal years as set forth in the table below:

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022
New stores	$164	$79
Store renovations and improvements	594	367
Office and distribution centers	699	599
Total capital expenditures	$1,457	$1,045
We expect our capital expenditures in fiscal 2024 will be in the range of approximately $1.7 billion to $1.9 billion, including approximately $0.9 billion to $1 billion for our offices and distribution centers (including buying and merchandising systems and other information systems) to support growth, approximately $0.6 billion to $0.7 billion for store renovations and approximately $0.2 billion for new stores. We plan to fund these expenditures with our existing cash balances and through internally generated funds.
Financing Activities
Net cash used in financing activities resulted in net cash outflows of $3.3 billion in fiscal 2023 compared to net cash outflows of $6.2 billion in fiscal 2022. In fiscal 2023 the cash outflows were primarily driven by equity repurchases and dividend payments. In fiscal 2022 the cash outflows were primarily driven by equity repurchases, dividend payments and $3 billion of debt repayments.

Debt
The cash outflows in fiscal 2022 were due to the completion of make-whole calls and the redemption at par of certain of our notes.
Our 2.50% ten-year Notes due May 2023 will mature during the second quarter of fiscal 2024 and are included within our current maturities of long-term debt. See Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for additional information.
Equity
Under our stock repurchase program, we paid $2.3 billion to repurchase and retire 34.9 million shares of our stock on a settlement basis in fiscal 2023. We paid $2.2 billion to repurchase and retire 31.3 million shares of our stock on a settlement basis in fiscal 2022. These outflows for both periods were partially offset by proceeds from the exercise of employee stock options of $0.3 billion in fiscal 2023 and $0.2 billion in fiscal 2022.
In February 2023, the Board of Directors announced a new stock repurchase program that authorizes the repurchase of up to an additional $2 billion of our common stock from time to time. We currently plan to repurchase approximately $2 billion to $2.5 billion of stock under our stock repurchase programs in fiscal 2024. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements, and other factors. The timing and amount of these purchases may change. As of January 28, 2023, approximately $3.5 billion remained available under our existing stock repurchase programs. For further information regarding equity repurchases, see Note D—Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
The Inflation Reduction Act of 2022, which became law in August 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022. Historically, during the year we have made discretionary share repurchases. Beginning on January 1, 2023, these purchases are subject to the excise tax. The excise tax on the net stock repurchase portion of the IRA did not have an impact on our results of operations or financial position in fiscal 2023, and based on historical net repurchase activity, we do not expect it to have a material impact in future years. See Note K—Income Taxes of Notes to Consolidated Financial Statements for additional information.
Dividends
We declared quarterly dividends on our common stock of $0.295 per share for each of the quarters in fiscal 2023 which totaled $1.18 per share in fiscal 2023. We declared quarterly dividends on our common stock of $0.26 per share for each of the quarters in fiscal 2022, which totaled $1.04 per share in fiscal 2022. Cash payments for dividends on our common stock totaled $1.3 billion for both fiscal 2023 and fiscal 2022. We expect to pay quarterly dividends for fiscal 2024 of $0.3325 per share, or an annual dividend of $1.33 per share, subject to the declaration and approval by our Board of Directors. This would represent a 13% increase over the per share dividends declared and paid in fiscal 2023.
Contractual Obligations
See the descriptions of our financing arrangements, commitments and contingencies, and contractual obligations outlined below and within the following Notes to Consolidated Financial Statements.
–See Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for future payments under long-term debt arrangements (including current installments).
–See Note L—Leases of Notes to Consolidated Financial Statements. Operating lease liabilities exclude legally binding minimum lease payments for approximately 180 leases signed but not yet commenced and include options to extend lease terms that are now deemed reasonably certain of being exercised according to our Lease Accounting Policy. The balances do not include variable costs for insurance, real estate taxes, other operating expenses and, in some cases, rentals based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for fiscal 2023.
–See Note M—Accrued Expenses and Other Liabilities, Current and Long Term of Notes to Consolidated Financial Statements for long-term liabilities for which it is not reasonably possible for us to predict when they may be paid, which includes $0.6 billion for employee compensation and benefits and $0.2 billion for uncertain tax positions.
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
FOREIGN CURRENCY EXCHANGE RISK
We are exposed to foreign currency exchange rate risk on the translation of our foreign operations into the U.S. dollar and on purchases of goods in currencies that are not the local currencies of stores where the goods are sold and on intercompany debt and interest payable between and among our domestic and international operations. Our currency risk primarily relates to our activity in the Canadian dollar, British pound and Euro. As more fully described in Note E—Financial Instruments of Notes to Consolidated Financial Statements, we use derivative financial instruments to hedge a portion of certain merchandise purchase commitments, primarily at our international operations, and a portion of our intercompany transactions with and within our international operations. We enter into derivative contracts only for the purpose of hedging the underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses on the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. Our foreign exchange risk management policy prohibits us from using derivative financial instruments for trading or other speculative purposes and we do not use any leveraged derivative financial instruments. We have performed a sensitivity analysis assuming a hypothetical 10% movement in foreign currency exchange rates applied to the hedging contracts and the underlying exposures described above as well as the translation of our foreign operations into our reporting currency. The analysis indicated a potential impact of approximately $104 million on our pre-tax income in fiscal 2023 and approximately $65 million in fiscal 2022.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2023 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2023 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 28, 2023.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 28, 2023, and has issued an attestation report on the effectiveness of our internal controls over financial reporting included herein.
ITEM 9B. Other Information
Not applicable.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this report. TJX will file with the Securities and Exchange Commission (SEC) a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 28, 2023 (“Proxy Statement”). The other information required by this Item and not given in this Item will appear under the headings “Election of Directors” and “Corporate Governance,” including in “Board Leadership and Committees,” and “Audit Committee Report” and, if applicable, “Beneficial Ownership” in our Proxy Statement, which sections are incorporated herein by reference.
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

ITEM 11. Executive Compensation
The information required by this Item will appear under the headings “Compensation Program Risk Assessment,” “Compensation Discussion and Analysis,” “Compensation Tables” and “Director Compensation” in our Proxy Statement, which sections (excluding “Compensation Tables - Pay versus Performance”) are incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will appear under the headings “Equity Compensation Plan Information” and “Beneficial Ownership” in our Proxy Statement, which sections are incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will appear under the heading “Election of Directors,” including in “Board Independence” and under the heading “Corporate Governance,” including in “Transactions with Related Persons” in our Proxy Statement, which sections are incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The information required by this Item will appear under the headings “Audit Committee Report,” “Pre-Approval Policies” and “Auditor Fees” in our Proxy Statement, which sections are incorporated herein by reference.
PART IV
ITEM 15. Exhibits, Financial Statement Schedule
(a) FINANCIAL STATEMENT SCHEDULE
For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.
Schedule II – Valuation and Qualifying Accounts

In millions	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Sales Return Reserve:
Fiscal Year Ended January 28, 2023	$142	$5,600	$5,594	$148
Fiscal Year Ended January 29, 2022	$168	$5,627	$5,653	$142
Fiscal Year Ended January 30, 2021	$109	$3,530	$3,471	$168

(b) EXHIBITS
Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3(i).1	Fifth Restated Certificate of Incorporation	10-K	3(i).1	4/3/2019
3(ii).1	By-laws of TJX, as amended	8-K	3.1	2/5/2018
4.01	Indenture between TJX and U.S. Bank National Association dated as of April 2, 2009 (File No. 333-158360)	S-3	4.1	4/2/2009
4.02	Third Supplemental Indenture dated as of May 2, 2013 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	5/2/2013
4.03	Fourth Supplemental Indenture dated as of June 5, 2014 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	6/5/2014
4.04	Indenture between TJX and U.S. Bank National Association dated September 12, 2016	8-K	4.1	9/12/2016
4.05	First Supplemental Indenture dated as of September 12, 2016 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	9/12/2016
4.06	Indenture dated as of April 1, 2020 between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	4/1/2020
4.07	First Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	4/1/2020
4.08	Second Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.3	4/1/2020
4.09	Third Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.4	4/1/2020
4.10	Fourth Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.5	4/1/2020
4.11	Fifth Supplemental Indenture, dated as of November 30, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto.	8-K	4.1	12/3/2020
4.12	Sixth Supplemental Indenture, dated as of November 30, 2020 by and TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	12/3/2020
4.13	Description of Registrant's Securities	10-K	4.06	3/27/2020
10.01	The Executive Severance Plan effective September 27, 2018*	10-Q	10.2	12/4/2018
10.02	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Carol Meyrowitz and TJX*	10-Q	10.3	12/4/2018
10.03	The Employment Agreement dated February 1, 2019 between Carol Meyrowitz and TJX*	10-K	10.03	4/3/2019
10.04	The Amendment to the Employment Agreement between Carol Meyrowitz and TJX effective as of January 28, 2022*	10-K	10.04	3/30/2022
10.05	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Ernie Herrman and TJX*	10-Q	10.4	12/4/2018
10.06	The Employment Agreement dated February 1, 2019 between Ernie Herrman and TJX*	10-K	10.05	4/3/2019
10.07	The Amendment to the Employment Agreement between Ernie Herrman and TJX effective as of January 28, 2022*	10-K	10.07	3/30/2022
10.08	The Employment Agreement dated February 2, 2018 between Richard Sherr and TJX*	10-K	10.4	4/4/2018
10.09	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Richard Sherr and TJX*	10-Q	10.6	12/4/2018
10.10	The Amendment to the Employment Agreement between Richard Sherr and TJX effective as of February 13, 2019*	10-K	10.10	4/3/2019
10.11	The Amendment to the Employment Agreement between Richard Sherr and TJX effective as of January 29, 2021*	10-K	10.09	3/31/2021

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.12	The Letter Agreement dated April 28, 2022 between Richard Sherr and TJX*	10-Q	10.1	5/27/2022
10.13	The Employment Agreement dated February 2, 2018 between Scott Goldenberg and TJX*	10-K	10.5	4/4/2018
10.14	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Scott Goldenberg and TJX*	10-Q	10.5	12/4/2018
10.15	The Amendment to the Employment Agreement between Scott Goldenberg and TJX effective as of February 13, 2019*	10-K	10.13	4/3/2019
10.16	The Amendment to the Employment Agreement between Scott Goldenberg and TJX effective as of January 29, 2021*	10-K	10.13	3/31/2021
10.17	The Employment Agreement dated February 2, 2018 between Kenneth Canestrari and TJX*	10-K	10.6	4/4/2018
10.18	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Kenneth Canestrari and TJX*	10-Q	10.7	12/4/2018
10.19	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of February 13, 2019*	10-K	10.16	4/3/2019
10.20	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of January 29, 2021*	10-K	10.17	3/31/2021
10.21	The Executive Severance and Change of Control Plan effective September 19, 2022*	10-Q	10.4	11/29/2022
10.22	The Offer Letter Agreement dated November 14, 2022 between John Klinger and TJX*	10-Q	10.5	11/29/2022
10.23	The Obligations Agreement dated November 14, 2022 between John Klinger and TJX*	10-Q	10.6	11/29/2022
10.24	The Stock Incentive Plan (2013 Restatement)*	10-Q	10.1	5/31/2013
10.25	The First Amendment to the Stock Incentive Plan (2013 Restatement) effective as of June 7, 2016*	10-Q	10.1	8/26/2016
10.26	The Second Amendment to the Stock Incentive Plan (2013 Restatement) effective as of January 29, 2017*	10-K	10.8	3/28/2017
10.27	The Third Amendment to the Stock Incentive Plan (2013 Restatement) effective as of November 6, 2018*	10-K	10.23	4/3/2019
10.28	The Stock Incentive Plan (2022 Restatement)*	10-Q	10.1	8/26/2022
10.29	The Stock Incentive Plan Rules for U.K. Employees, effective as of September 17, 2018*	10-Q	10.1	12/4/2018
10.30	The Stock Incentive Plan Rules for U.K. Employees, effective as of January 30, 2022*	10-Q	10.2	8/26/2022
10.31	The Stock Incentive Plan Rules for U.K. Employees, effective as of September 19, 2022*	10-Q	10.3	11/29/2022
10.32	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 19, 2013*	10-Q	10.1	12/3/2013
10.33	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2013*	10-Q	10.2	12/3/2013
10.34	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 10, 2014*	10-Q	10.4	12/2/2014
10.35	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 10, 2014*	10-Q	10.5	12/2/2014
10.36	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2015*	10-Q	10.1	12/1/2015
10.37	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2015*	10-Q	10.2	12/1/2015
10.38	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2022*	10-Q	10.2	11/29/2022
10.39	The Restricted Stock Unit Award granted under the Stock Incentive Plan on January 29, 2016 to Ernie Herrman*	10-K	10.19	3/29/2016
10.40	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of April 1, 2019*	10-Q	10.02	5/31/2019
10.41	The Form of Performance Share Unit Award granted under the Stock Incentive Plan as of March 29, 2021*	10-Q	10.1	5/28/2021
10.42	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of March 29, 2021*	10-Q	10.2	5/28/2021
10.43	The Form of Performance Share Unit Award granted under the Stock Incentive Plan as of March 28, 2022*	10-Q	10.2	5/27/2022
10.44	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of March 28, 2022*	10-Q	10.3	5/27/2022

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.45	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan*	10-K	10.20	3/31/2015
10.46	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan as of June 7, 2016*	10-Q	10.2	8/26/2016
10.47	The Management Incentive Plan and Long Range Performance Incentive Plan (2013 Restatement)*	10-K	10.22	4/2/2013
10.48	The General Deferred Compensation Plan (1998 Restatement) (the GDCP) and First Amendment to the GDCP, effective January 1, 1999*	10-K	10.9	4/29/1999
10.49	The Second Amendment to the GDCP, effective January 1, 2000*	10-K	10.10	4/28/2000
10.50	The Third and Fourth Amendments to the GDCP*	10-K	10.17	3/29/2006
10.51	The Fifth Amendment to the GDCP, effective January 1, 2008*	10-K	10.17	3/31/2009
10.52	The Supplemental Executive Retirement Plan (2015 Restatement)*	10-Q	10.3	5/29/2015
10.53	The Executive Savings Plan (As Amended and Restated, Effective January 1, 2022) (the ESP)*	10.K	10.46	3/30/2022
10.54	The Trust Agreement for Executive Savings Plan dated as of October 23, 2015 between TJX and Vanguard Fiduciary Trust Company*	10-Q	10.5	10/31/2015
10.55	The Trust Agreement for Executive Savings Plan dated as of January 20, 2023 between TJX and Fidelity Management Trust Company, filed herewith*
10.56	The Form of TJX Indemnification Agreement for its executive officers and directors*(p)	10-K	10(r)	4/27/1990
10.57	First Amendment to 2022 Revolving Credit Agreement, dated as of May 10, 2019, by and among TJX, U.S. Bank National Association, as administrative agent, and each of the lenders party thereto	10-K	10.55	3/27/2020
10.58	Second Amendment to 2022 Revolving Credit Agreement, dated as of May 15, 2020, by and among The TJX Companies, Inc., the lenders party thereto and U.S. Bank National Association, as administrative agent	8-K	10.1	5/21/2020
10.59	Third Amendment to 2022 Revolving Credit Agreement, dated as of November 24, 2020, by and among The TJX Companies, Inc., the lenders party thereto and U.S. Bank National Association, as administrative agent	10-K	10.58	3/31/2021
10.60	First Amendment to 2024 Revolving Credit Agreement, dated as of May 10, 2019, by and among TJX, U.S. Bank National Association, as administrative agent, and each of the lenders party thereto	10-K	10.56	3/27/2020
10.61	Second Amendment to 2024 Revolving Credit Agreement, dated as of May 15, 2020, by and among TJX, the lender party thereto and U.S. Bank National Association, as administrative agent	8-K	10.2	5/21/2020
10.62	Third Amendment to 2024 Revolving Credit Agreement, dated as of November 24, 2020, by and among TJX, the lender party thereto and U.S. Bank National Association, as administrative agent	10-K	10.61	3/31/2021
10.63	364 Day Revolving Credit Agreement, dated August 10, 2020, by and among The TJX Companies, Inc., the lenders from time to time party thereto, Bank of America, N.A., as syndication agent, U.S. Bank National Association, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and BofA Securities, Inc., U.S. Bank National Association, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as lead arrangers and bookrunners	8-K	10.1	8/11/2020
10.64	First Amendment to 364 Day Revolving Credit Agreement, dated November 24, 2020, by and among The TJX Companies, Inc., the lenders from time to time party thereto, Bank of America, N.A., as syndication agent, U.S. Bank National Association, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as co-documentation agents, and BofA Securities, Inc., U.S. Bank National Association, Deutsche Bank Securities Inc., HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as lead arrangers and bookrunners	10-K	10.63	3/31/2021
10.65	2026 Revolving Credit Agreement, dated June 25, 2021, by and among the TJX Companies, Inc., the lenders from time to time party thereto, U.S. Bank National Association, as administrative agent, HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as co-syndication agents, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank Securities, Inc., as co-documentation agents	8-K	10.1	6/29/2021
21	Subsidiaries of TJX, filed herewith
23	Consent of Independent Registered Public Accounting Firm, filed herewith
24	Power of Attorney given by the Directors and certain Executive Officers of TJX, filed herewith

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements

104	The cover page from The TJX Companies, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 28, 2023, formatted in iXBRL (included in Exhibit 101)
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

THE TJX COMPANIES, INC.

/s/ JOHN KLINGER
Dated:	March 29, 2023	John Klinger, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ERNIE HERRMAN	/s/ JOHN KLINGER
Ernie Herrman, Chief Executive Officer, President and Director (Principal Executive Officer)	John Klinger, Chief Financial Officer (Principal Financial and Accounting Officer)

JOSÉ B. ALVAREZ*	MICHAEL F. HINES*
José B. Alvarez, Director	Michael F. Hines, Director

ALAN M. BENNETT*	AMY B. LANE*
Alan M. Bennett, Director	Amy B. Lane, Director

ROSEMARY T. BERKERY*	CAROL MEYROWITZ*
Rosemary T. Berkery, Director	Carol Meyrowitz, Executive Chairman of the Board of Directors

DAVID T. CHING*	JACKWYN L. NEMEROV*
David T. Ching, Director	Jackwyn L. Nemerov, Director

C. KIM GOODWIN*
C. Kim Goodwin, Director

		*BY	/s/ JOHN KLINGER
Dated:	March 29, 2023		John Klinger, as attorney-in-fact

The TJX Companies, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years Ended January 28, 2023, January 29, 2022 and January 30, 2021.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The TJX Companies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The TJX Companies, Inc. and its subsidiaries (the “Company”) as of January 28, 2023 and January 29, 2022 and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended January 28, 2023 including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 28, 2023 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Income Tax Provision (Benefit)
As described in Note K to the consolidated financial statements, the Company recorded a provision for income taxes of $1.1 billion for the year ended January 28, 2023, has a deferred tax asset net of deferred tax liability of $31 million, including a valuation allowance of $86 million, as of January 28, 2023 and total gross unrecognized tax benefits of $266 million as of January 28, 2023, of which $251 million would affect the Company’s effective tax rate if recognized in a future period. The Company is subject to taxation in the United States, as well as multiple state, local and foreign jurisdictions. The use of estimates and judgments, as well as the interpretation and application of complex tax laws is required by management to determine its provision (benefit) for income taxes.
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
March 29, 2023

We have served as the Company’s auditor since 1962.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
IN MILLIONS EXCEPT PER SHARE AMOUNTS

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net sales	$49,936	$48,550	$32,137
Cost of sales, including buying and occupancy costs	36,149	34,714	24,534
Selling, general and administrative expenses	8,927	9,081	7,021
Impairment on equity investment	218	—	—
Loss on early extinguishment of debt	—	242	312
Interest expense, net	6	115	181
Income before income taxes	4,636	4,398	89
Provision (benefit) for income taxes	1,138	1,115	(1)
Net income	$3,498	$3,283	$90
Basic earnings per share	$3.00	$2.74	$0.08
Weighted average common shares – basic	1,166	1,200	1,200
Diluted earnings per share	$2.97	$2.70	$0.07
Weighted average common shares – diluted	1,178	1,216	1,215
The accompanying notes are an integral part of the consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
IN MILLIONS

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net income	$3,498	$3,283	$90
Additions to other comprehensive income (loss):
Foreign currency translation adjustments, net of related tax benefit of $7 and tax provisions of $0 and $2 in fiscal 2023, 2022 and 2021, respectively	(56)	(45)	14
Recognition of net gains/losses on benefit obligations, net of related tax provision of $41 in fiscal 2023, tax benefit of $18 in fiscal 2022 and tax provision of $10 in fiscal 2021	121	(48)	31
Reclassifications from other comprehensive (loss) to net income:
Amortization of loss on cash flow hedge, net of related tax provisions of $1 and $0 in fiscal 2022 and 2021, respectively	—	0	1
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $6, $5 and $7 in fiscal 2023, 2022 and 2021, respectively	16	13	20
Other comprehensive income (loss), net of tax	81	(80)	66
Total comprehensive income	$3,579	$3,203	$156
The accompanying notes are an integral part of the consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
IN MILLIONS EXCEPT SHARE AMOUNTS

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$5,477	$6,227
Accounts receivable, net	563	518
Merchandise inventories	5,819	5,962
Prepaid expenses and other current assets	478	437
Federal, state and foreign income taxes recoverable	119	115
Total current assets	12,456	13,259
Net property at cost	5,783	5,271
Non-current deferred income taxes, net	158	185
Operating lease right of use assets	9,086	8,854
Goodwill	97	97
Other assets	769	795
Total assets	$28,349	$28,461
Liabilities
Current liabilities:
Accounts payable	$3,794	$4,465
Accrued expenses and other current liabilities	4,346	4,245
Current portion of operating lease liabilities	1,610	1,577
Current portion of long-term debt	500	—
Federal, state and foreign income taxes payable	55	181
Total current liabilities	10,305	10,468
Other long-term liabilities	919	1,015
Non-current deferred income taxes, net	127	44
Long-term operating lease liabilities	7,775	7,576
Long-term debt	2,859	3,355
Commitments and contingencies (See Note N)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,155,437,908 and 1,181,188,731 shares, respectively	1,155	1,181
Additional paid-in capital	—	—
Accumulated other comprehensive (loss) income	(606)	(687)
Retained earnings	5,815	5,509
Total shareholders’ equity	6,364	6,003
Total liabilities and shareholders’ equity	$28,349	$28,461
The accompanying notes are an integral part of the consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
IN MILLIONS

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cash flows from operating activities:
Net income	$3,498	$3,283	$90
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	887	868	871
Impairment on equity investment	218	—	—
Loss on early extinguishment of debt	—	242	312
Loss on property disposals and impairment charges	23	9	84
Deferred income tax provision (benefit)	64	(44)	(231)
Share-based compensation	122	189	59
Changes in assets and liabilities:
(Increase) in accounts receivable	(51)	(61)	(71)
Decrease (increase) in merchandise inventories	58	(1,658)	589
(Increase) decrease in income taxes recoverable	(5)	(78)	11
(Increase) decrease in prepaid expenses and other current assets	(73)	33	(57)
(Decrease) increase in accounts payable	(600)	(338)	2,111
(Decrease) increase in accrued expenses and other liabilities	(23)	659	585
(Decrease) increase in income taxes payable	(126)	100	53
(Decrease) increase in net operating lease liabilities	(1)	(129)	200
Other, net	93	(18)	(44)
Net cash provided by operating activities	4,084	3,057	4,562
Cash flows from investing activities:
Property additions	(1,457)	(1,045)	(568)
Purchases of investments	(31)	(22)	(29)
Sales and maturities of investments	18	21	18
Net cash (used in) investing activities	(1,470)	(1,046)	(579)
Cash flows from financing activities:
Payments for repurchase of common stock	(2,255)	(2,176)	(202)
Proceeds from issuance of common stock	321	229	211
Cash dividends paid	(1,339)	(1,252)	(278)
Payments on revolving credit facilities	—	—	(1,000)
Proceeds from long-term debt including revolving credit facilities	—	—	5,987
Payments of long-term debt and extinguishment expenses	—	(2,976)	(1,418)
Other	(33)	(25)	(72)
Net cash (used in) provided by financing activities	(3,306)	(6,200)	3,228
Effect of exchange rate changes on cash	(58)	(54)	42
Net (decrease) increase in cash and cash equivalents	(750)	(4,243)	7,253
Cash and cash equivalents at beginning of year	6,227	10,470	3,217
Cash and cash equivalents at end of year	$5,477	$6,227	$10,470
The accompanying notes are an integral part of the consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
IN MILLIONS

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Par Value $1
Balance, February 1, 2020	1,199	$1,199	$—	$(673)	$5,422	$5,948
Net income	—	—	—	—	90	90
Other comprehensive income, net of tax	—	—	—	66	—	66
Cash dividends declared on common stock	—	—	—	—	(312)	(312)
Recognition (reversal) of share-based compensation	—	—	113	—	(54)	59
Issuance of common stock under stock incentive plan and related tax effect	9	9	175	—	0	184
Common stock repurchased	(3)	(3)	(27)	—	(172)	(202)
Balance, January 30, 2021	1,205	$1,205	$261	$(607)	$4,974	$5,833
Net income	—	—	—	—	3,283	3,283
Other comprehensive (loss), net of tax	—	—	—	(80)	—	(80)
Cash dividends declared on common stock	—	—	—	—	(1,249)	(1,249)
Recognition of share-based compensation	—	—	189	—	—	189
Issuance of common stock under stock incentive plan and related tax effect	7	7	196	—	0	203
Common stock repurchased	(31)	(31)	(646)	—	(1,499)	(2,176)
Balance, January 29, 2022	1,181	$1,181	$—	$(687)	$5,509	$6,003
Net income	—	—	—	—	3,498	3,498
Other comprehensive income, net of tax	—	—	—	81	—	81
Cash dividends declared on common stock	—	—	—	—	(1,373)	(1,373)
Recognition of share-based compensation	—	—	122	—	—	122
Issuance of common stock under stock incentive plan and related tax effect	9	9	279	—	—	288
Common stock repurchased	(35)	(35)	(401)	—	(1,819)	(2,255)
Balance, January 28, 2023	1,155	$1,155	$—	$(606)	$5,815	$6,364
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
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The fiscal years ended January 28, 2023 (“fiscal 2023”), January 29, 2022 (“fiscal 2022”) and January 30, 2021 (“fiscal 2021”) were 52-week fiscal years. Fiscal 2024 will be a 53-week fiscal year and will end February 3, 2024.
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
Summary of Accounting Policies
Revenue Recognition
Net Sales
Net sales consist primarily of merchandise sales, which are recorded net of a reserve for estimated returns, any discounts and sales taxes, for the sales of merchandise both within our stores and online. Net sales also include an immaterial amount of other revenues that represent less than 1% of total revenues, primarily generated from shipping fee revenue on our online sales. In addition, certain customers, primarily Associates, may receive discounts that are accounted for as consideration reducing the transaction price. Merchandise sales from our stores are recognized at the point of sale when TJX provides the merchandise to the customer. The performance obligation is fulfilled at this point when the customer has obtained control by paying for and leaving with the merchandise. Merchandise sales made online are recognized when the product has been shipped, which is when legal title has passed and when TJX is entitled to payment, and the customer has obtained the ability to direct the use of and obtain substantially all of the remaining benefits from the goods. Shipping and handling activities related to online sales occur after the customer obtains control of the goods. TJX’s policy is to treat shipping costs as part of our fulfillment center costs within our operating expenditures. As a result, shipping fee revenues received are recognized when control of the goods transfer to the customer and are recorded as net sales. Shipping and handling costs incurred by TJX are included in cost of sales, including buying and occupancy costs. TJX disaggregates revenue by operating segment, see Note G—Segment Information.
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
The following table presents deferred gift card revenue activity:

In millions	January 28, 2023	January 29, 2022
Balance, beginning of year	$685	$576
Deferred revenue	1,927	1,832
Effect of exchange rates changes on deferred revenue	(5)	(2)
Revenue recognized	(1,886)	(1,721)
Balance, end of year	$721	$685

TJX recognized $1.9 billion in gift card revenue in fiscal 2023 and $1.7 billion in fiscal 2022 and $1.1 billion in fiscal 2021. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period. Based on historical experience, the Company estimates the amount of gift cards and store cards that will not be redeemed (referred to as breakage) and, to the extent allowed by local law, these amounts are amortized into income over the estimated redemption period. Revenue recognized from breakage was $44 million in fiscal 2023, $21 million in fiscal 2022 and $14 million in fiscal 2021.
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
Cash and Cash Equivalents
TJX generally considers highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. If applicable, investments with maturities greater than 90 days but less than one year at the date of purchase are included in short-term investments. These investments are classified as trading securities and are stated at fair value. Investments are classified as either short-term or long-term based on their original maturities. TJX’s investments are primarily high-grade commercial paper, institutional money market funds and time deposits with major banks.
As of January 28, 2023, TJX’s cash and cash equivalents held outside the U.S. were $1.2 billion, of which $0.7 billion was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.
Merchandise Inventories
Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its businesses, except T.K. Maxx in Australia which is immaterial. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as that inventory has not been fully processed for sale (i.e. inventory in transit and unprocessed inventory in the Company’s distribution centers). Under the retail method, TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX records inventory at the time title transfers, which is typically at the time when inventory is shipped. As a result, merchandise inventories on TJX’s Consolidated Balance Sheets include in-transit inventory of $1.3 billion at January 28, 2023 and $1.7 billion at January 29, 2022. Comparable amounts were reflected in Accounts payable at those dates.
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

In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which introduces a 1% excise tax after December 31, 2022 on the fair market value of certain stock that is repurchased during the taxable year. The taxable amount is reduced by the fair market value of certain issuances of stock throughout the year. Any excise tax incurred on repurchases will be recognized as part of the cost of the repurchase.
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
Interest
TJX’s interest expense is presented net of capitalized interest and interest income. The following is a summary of interest expense, net:

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022	January 30, 2021
Interest expense	$91	$123	$199
Capitalized interest	(7)	(4)	(5)
Interest (income)	(78)	(4)	(13)
Interest expense, net	$6	$115	$181
TJX capitalizes interest during the active construction period of major capital projects and adds the interest to the related assets.
Property and Equipment
For financial reporting purposes, TJX provides for depreciation and amortization of property using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years to 15 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $879 million in fiscal 2023, and $858 million in both fiscal 2022 and fiscal 2021. TJX had no property held under finance leases during fiscal 2023, fiscal 2022 or fiscal 2021. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized, generally over 5 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated, and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.

Lease Accounting
Operating leases are included in “Operating lease right of use assets,” “Current portion of operating lease liabilities,” and “Long-term operating lease liabilities” on the Company’s Consolidated Balance Sheets. Right of use (“ROU”) assets represent TJX’s right to use an underlying asset for the lease term and lease liabilities represent TJX’s obligation to make lease payments arising from the lease. At the inception of the arrangement, the Company determines if an arrangement is a lease based on assessment of the terms and conditions of the contract. Operating lease ROU assets and lease liabilities are recognized at possession date based on the present value of lease payments over the lease term. The majority of the Company’s leases are retail store locations, and the possession date is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease. TJX’s lessors do not provide an implicit rate, nor is one readily available, therefore the Company uses its incremental borrowing rate based on the information available at possession date in determining the present value of future lease payments. The incremental borrowing rate is calculated based on the US Consumer Discretionary yield curve and adjusted for collateralization and foreign currency impact for TJX International and Canada leases. The operating lease ROU assets also include any acquisition costs offset by lease incentives. The Company’s lease terms include options to extend the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term within “Cost of sales, including buying and occupancy costs”. See Note L—Leases for a detailed discussion of lease accounting.
Goodwill and Tradenames
Goodwill includes the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the T.J. Maxx chain, which is included in the Marmaxx segment. The Company’s goodwill also includes the excess of cost over the estimated fair market value of the net assets acquired by TJX in the purchase of Winners in fiscal 1991, included in TJX Canada, as well as the purchase of Trade Secret in fiscal 2016, which was re-branded under the T.K. Maxx name during fiscal 2018 and is included in TJX International.
The following is a roll forward of goodwill by segment:

In millions	Marmaxx	TJX Canada	TJX International	Total
Balance, January 30, 2021	$70	$2	$27	$99
Effect of exchange rate changes on goodwill	—	0	(2)	(2)
Balance, January 29, 2022	$70	$2	$25	$97
Effect of exchange rate changes on goodwill	—	0	0	0
Balance, January 28, 2023	$70	$2	$25	$97
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
The following is a roll forward of tradenames:

	Fiscal Year Ended
	January 28, 2023			January 29, 2022
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Sierra Trading Post	$39	$(27)	$12	$39	$(24)	$15
Trade Secret	$13	$(13)	$—	$13	$(13)	$—
Indefinite-lived intangible asset:
Marshalls	$108	$—	$108	$108	$—	$108

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
Impairment of Long-Lived Assets, Goodwill and Tradenames
TJX evaluates long-lived assets, including tradenames that are amortized and operating lease right of use assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. This evaluation is performed at the lowest level of identifiable cash flows which are largely independent of other groups of assets, generally at the individual store level for fixed assets and operating lease right of use assets, and at the reporting unit for tradenames that are amortized. If indicators of impairment are identified, an undiscounted cash flow analysis is performed to determine if the carrying value of the asset or asset group is recoverable. If the cash flow is less than the carrying value then an impairment charge will be recorded to the extent the fair value of an asset or asset group is less than the carrying value of that asset or asset group. This resulted in immaterial impairment charges on operating lease ROU assets and store fixed assets in fiscal 2023, fiscal 2022 and fiscal 2021. In fiscal 2021, the Company fully impaired the Trade Secret tradename. There were no impairments related to tradenames in fiscal 2023 or fiscal 2022.
Goodwill and indefinite life tradenames are tested for impairment whenever events or changes in circumstances indicate that an impairment may have occurred and at least annually in the fourth quarter of each fiscal year. Goodwill is tested for impairment by using a quantitative assessment by comparing the carrying value of the related reporting unit to its fair value. An impairment exists when this analysis, using typical valuation models such as the discounted cash flow method, shows that the fair value of the reporting unit is less than the carrying cost of the reporting unit. The Company may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The assessment of qualitative factors is optional and at the Company’s discretion. Indefinite life tradenames are tested for impairment by comparing their carrying value to their fair value, which is determined by calculating the discounted present value of assumed after-tax royalty payments. In fiscal 2023, fiscal 2022 and fiscal 2021, the Company bypassed the qualitative assessment and performed the quantitative impairment test. There were no impairments related to the Company’s goodwill or indefinite life tradenames in fiscal 2023, fiscal 2022, or fiscal 2021.
Advertising Costs
TJX expenses advertising costs as incurred. Advertising expense was $0.5 billion for both fiscal 2023 and fiscal 2022 and $0.3 billion for fiscal 2021.
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
Equity Investment
In fiscal 2020, the Company acquired a minority ownership stake in privately held Familia, an off-price retailer of apparel and home fashions domiciled in Luxembourg that operates stores throughout Russia. During fiscal 2023, the Company announced that it had committed to divesting its minority investment. As a result, the Company performed an impairment analysis of this investment and recorded an impairment charge of $218 million representing the entire carrying value of the Company’s investment. Additionally, the Company realized a $54 million tax benefit when the Company completed the divestiture of this investment during the third quarter ended October 29, 2022. See Note F—Fair Value Measurements for additional information.
As of the end of fiscal 2022, the carrying value of the Company’s equity investment in Familia was $186 million, which exceeded its share of Familia’s net assets by approximately $167 million. Substantially all of this difference was comprised of goodwill.

Future Adoption of New Accounting Standards
From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”). The Company has reviewed the new guidance and has determined that it will either not apply to TJX or is not expected to be material to its Consolidated Financial Statements upon adoption, and, therefore, the guidance is not disclosed.
Note B. Property at Cost
The following table presents the components of property at cost:

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022
Land and buildings	$2,043	$1,912
Leasehold costs and improvements	3,874	3,652
Furniture, fixtures and equipment	7,400	6,872
Total property at cost	$13,317	$12,436
Less accumulated depreciation and amortization	7,534	7,165
Net property at cost	$5,783	$5,271
Presented below is information related to carrying values of TJX’s long-lived tangible assets by geographic location:

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022
United States	$4,518	$4,041
Canada	274	248
Europe	923	927
Australia	68	55
Total long-lived tangible assets	$5,783	$5,271

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income relate to the Company’s foreign currency translation adjustments, deferred gains/losses on pension and other post-retirement obligations and a cash flow hedge on issued debt, all of which are recorded net of the related income tax effects. The following table details the changes in Accumulated other comprehensive (loss) income for fiscal 2023, fiscal 2022 and fiscal 2021:

In millions and net of immaterial taxes	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive (Loss) Income
Balance, February 1, 2020	$(457)	$(215)	$(1)	$(673)
Additions to other comprehensive loss:
Foreign currency translation adjustments, net of taxes	14	—	—	14
Recognition of net gains/losses on benefit obligations, net of taxes	—	31	—	31
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge, net of taxes	—	—	1	1
Amortization of prior service cost and deferred gains/losses, net of taxes	—	20	—	20
Balance, January 30, 2021	$(443)	$(164)	$—	$(607)
Additions to other comprehensive loss:
Foreign currency translation adjustments, net of taxes	(45)	—	—	(45)
Recognition of net gains/losses on benefit obligations, net of taxes	—	(48)	—	(48)
Reclassifications from other comprehensive loss to net income:
Amortization of loss on cash flow hedge, net of taxes	—	—	0	0
Amortization of prior service cost and deferred gains/losses, net of taxes	—	13	—	13
Balance, January 29, 2022	$(488)	$(199)	$—	$(687)
Additions to other comprehensive loss:
Foreign currency translation adjustments, net of taxes	(56)	—	—	(56)
Recognition of net gains/losses on benefit obligations, net of taxes	—	121	—	121
Reclassifications from other comprehensive loss to net income:
Amortization of prior service cost and deferred gains/losses, net of taxes	—	16	—	16
Balance, January 28, 2023	$(544)	$(62)	$—	$(606)
Note D. Capital Stock and Earnings Per Share
Capital Stock
TJX repurchased and retired 35 million shares of its common stock at a cost of approximately $2.3 billion during fiscal 2023, on a “trade date” basis. TJX reflects stock repurchases in its consolidated financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $2.3 billion in fiscal 2023, $2.2 billion in fiscal 2022 and $0.2 billion in fiscal 2021 and repurchased 35 million shares in fiscal 2023, 31 million shares in fiscal 2022 and 3 million shares in fiscal 2021. These expenditures were funded by cash on hand and cash generated from operations.
In February 2023, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $2 billion of TJX common stock from time to time. Under this program and previously announced programs, TJX had approximately $3.5 billion available for repurchase as of January 28, 2023.
All shares repurchased under the stock repurchase programs have been retired.
TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Fiscal Year Ended
Amounts in millions except per share amounts	January 28, 2023	January 29, 2022	January 30, 2021
Basic earnings per share:
Net income	$3,498	$3,283	$90
Weighted average common shares outstanding for basic earnings per share calculation	1,166	1,200	1,200
Basic earnings per share	$3.00	$2.74	$0.08
Diluted earnings per share:
Net income	$3,498	$3,283	$90
Weighted average common shares outstanding for basic earnings per share calculation	1,166	1,200	1,200
Assumed exercise/vesting of stock options and awards	12	16	15
Weighted average common shares outstanding for diluted earnings per share calculation	1,178	1,216	1,215
Diluted earnings per share	$2.97	$2.70	$0.07
Cash dividends declared per share(a)	$1.18	$1.04	$0.26
(a)There were no dividends declared during the first three quarters of fiscal 2021. The Company declared a dividend of $0.26 per share in the fourth quarter of fiscal 2021.
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 6 million, 5 million, and 6 million such options excluded at the end of fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
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
Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel fuel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing, and the resulting per mile surcharges payable by TJX, by setting a fixed price per gallon for the period being hedged. During fiscal 2023, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for fiscal 2024. The hedge agreements outstanding at January 28, 2023 relate to approximately 50% of TJX’s estimated notional diesel fuel requirements for fiscal 2024. These diesel fuel hedge agreements will settle throughout fiscal 2024 and the first month of fiscal 2025. TJX elected not to apply hedge accounting to these contracts.

Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at January 28, 2023 cover merchandise purchases the Company is committed to over the next several months in fiscal 2024. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. Merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days’ duration to mitigate this exposure.
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
The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 28, 2023:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 28, 2023
Fair value hedges:
Intercompany balances, primarily debt:
	€60		£53	0.8807	(Accrued Exp)	$—	$(0.3)	$(0.3)
A$	150	U.S.$	105	0.7003	(Accrued Exp)	—	(2.6)	(2.6)
U.S.$	69		£55	0.8010	(Accrued Exp)	—	(0.3)	(0.3)
	£200	U.S.$	244	1.2191	(Accrued Exp)	—	(5.5)	(5.5)
	€200	U.S.$	213	1.0652	Prepaid Exp / (Accrued Exp)	0.8	(7.0)	(6.2)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.2M - 3.6M gal per month		Float on 3.2M - 3.6M gal per month	N/A	Prepaid Exp	3.9	—	3.9
Intercompany billings in TJX International, primarily merchandise related:
	€146		£129	0.8834	Prepaid Exp	0.8	—	0.8
Merchandise purchase commitments:
C$	705	U.S.$	525	0.7449	Prepaid Exp / (Accrued Exp)	2.2	(7.1)	(4.9)
C$	23		€16	0.7064	Prepaid Exp / (Accrued Exp)	0.4	0.0	0.4
	£299	U.S.$	356	1.1916	Prepaid Exp / (Accrued Exp)	0.1	(15.4)	(15.3)
zł	507		£91	0.1788	(Accrued Exp)	—	(3.6)	(3.6)
A$	104	U.S.$	71	0.6819	(Accrued Exp)	—	(3.3)	(3.3)
U.S.$	85		€82	0.9634	Prepaid Exp	4.3	—	4.3
Total fair value of derivative financial instruments						$12.5	$(45.1)	$(32.6)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 29, 2022:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 29, 2022
Fair value hedges:
Intercompany balances, primarily debt:
zł	25		£5	0.1816	Prepaid Exp	$0.1	$—	$0.1
	€60		£51	0.8428	Prepaid Exp	0.1	—	0.1
A$	170	U.S.$	122	0.7180	Prepaid Exp	2.0	—	2.0
U.S.$	75		£55	0.7368	(Accrued Exp)	—	(1.0)	(1.0)
	€200	U.S.$	230	1.1516	Prepaid Exp	4.5	—	4.5
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.6M - 4.0M gal per month		Float on 3.6M - 4.0M gal per month	N/A	Prepaid Exp	23.7	—	23.7
Intercompany billings in TJX International, primarily merchandise related:
	€91		£76	0.8340	(Accrued Exp)	—	(0.1)	(0.1)
Merchandise purchase commitments:
C$	988	U.S.$	783	0.7927	Prepaid Exp / (Accrued Exp)	6.7	(0.1)	6.6
C$	38		€27	0.6948	(Accrued Exp)	—	(0.2)	(0.2)
	£325	U.S.$	442	1.3583	Prepaid Exp / (Accrued Exp)	6.0	(0.6)	5.4
zł	453		£82	0.1813	Prepaid Exp / (Accrued Exp)	0.7	(0.4)	0.3
A$	66	U.S.$	48	0.7246	Prepaid Exp	1.3	—	1.3
U.S.$	67		€59	0.8807	(Accrued Exp)	—	(0.9)	(0.9)
Total fair value of derivative financial instruments						$45.1	$(3.3)	$41.8
The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

	Location of Gain (Loss) Recognized in Income by Derivative	Amount of Gain (Loss) Recognized in Income by Derivative
In millions		January 28, 2023	January 29, 2022	January 30, 2021
Fair value hedges:
Intercompany balances, primarily debt	Selling, general and administrative expenses	$12	$36	$(60)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	55	43	(6)
Intercompany billings in TJX International, primarily merchandise related	Cost of sales, including buying and occupancy costs	(9)	5	(4)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	71	24	(4)
Gain (loss) recognized in income		$129	$108	$(74)
Included in the table above are realized gains of $200 million in fiscal 2023 and $54 million in fiscal 2022 and realized losses of $74 million in fiscal 2021, all of which were largely offset by gains and losses on the underlying hedged item.

Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price”. The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022
Level 1
Assets:
Executive Savings Plan investments	$371.6	$387.7
Level 2
Assets:
Foreign currency exchange contracts	$8.6	$21.4
Diesel fuel contracts	3.9	23.7
Liabilities:
Foreign currency exchange contracts	$45.1	$3.3
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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2 inputs. The fair value of long-term debt at January 28, 2023 was $2.6 billion compared to a carrying value of $2.9 billion primarily due to the increase in interest rates. The fair value and the carrying value of the current portion of long-term debt as of January 28, 2023 were both $0.5 billion. The fair value of long-term debt at January 29, 2022 was $3.5 billion compared to a carrying value of $3.4 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations. For additional information on long-term debt, see Note J—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, whereas the majority of assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the years ended January 28, 2023, January 29, 2022 and January 30, 2021, the Company did not record any material impairments to long-lived assets.
During the first quarter of fiscal 2023, the Company announced its intention to divest from its position in its minority investment in Familia and re-characterized this investment as held-for-sale valued as a Level 3 position. Given the lack of an active market or observable inputs, the Company derived an exit price which indicated that this investment had no market value. As a result, the Company recorded a $218 million charge in the first quarter of fiscal 2023, which represents the entirety of its investment. See Note A—Basis of Presentation and Summary of Accounting Policies for additional information.

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
All of TJX’s stores, with the exception of HomeGoods and HomeSense/Homesense, sell family apparel and home fashions. HomeGoods and HomeSense/Homesense offer home fashions. The percentages of the Company’s consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2023	Fiscal 2022	Fiscal 2021
Apparel:
Clothing including footwear	48%	47%	46%
Jewelry and accessories	17	15	15
Home fashions	35	38	39
Total	100%	100%	100%
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
Presented below is financial information with respect to TJX’s business segments:

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022	January 30, 2021
Net sales:
In the United States:
Marmaxx	$30,545	$29,483	$19,363
HomeGoods	8,264	8,995	6,096
TJX Canada	4,912	4,343	2,836
TJX International	6,215	5,729	3,842
Total net sales	$49,936	$48,550	$32,137
Segment profit (loss):
In the United States:
Marmaxx	$3,883	$3,813	$891
HomeGoods	522	907	510
TJX Canada	690	485	124
TJX International	347	161	(504)
Total segment profit	$5,442	$5,366	$1,021
General corporate expense	582	611	439
Impairment on equity investment	218	—	—
Loss on early extinguishment of debt	—	242	312
Interest expense, net	6	115	181
Income before income taxes	$4,636	$4,398	$89

Business segment information (continued):

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022	January 30, 2021
Identifiable assets:
In the United States:
Marmaxx	$12,170	$11,229	$10,221
HomeGoods	3,590	3,461	2,851
TJX Canada	2,003	2,197	2,035
TJX International	4,075	4,281	4,389
Corporate(a)	6,511	7,293	11,318
Total identifiable assets	$28,349	$28,461	$30,814
Capital expenditures:
In the United States:
Marmaxx	$822	$513	$216
HomeGoods	295	244	162
TJX Canada	110	69	44
TJX International	230	219	146
Total capital expenditures	$1,457	$1,045	$568
Depreciation and amortization:
In the United States:
Marmaxx	$480	$465	$479
HomeGoods	165	149	135
TJX Canada	70	73	71
TJX International	167	174	176
Corporate(b)	5	7	10
Total depreciation and amortization	$887	$868	$871
(a)Corporate identifiable assets consist primarily of cash, the trust assets in connection with the Executive Savings Plan and in fiscal 2022 and fiscal 2021 included the minority investment in Familia. Consolidated cash, including cash held in the Company’s foreign entities, is included with corporate assets for consistency with the reporting of cash for the Company’s segments in the U.S.
(b)Includes debt discount accretion and debt expense amortization.
Note H. Stock Incentive Plan
TJX has a Stock Incentive Plan under which options and other share-based awards may be granted to its directors, officers and key employees. The number of shares authorized for issuance under this plan has been approved by TJX’s shareholders, and all share-based compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, has provided for the issuance of up to 723 million shares with 49 million shares available for future grants as of January 28, 2023. TJX issues shares under the plan from authorized but unissued common stock.
Total compensation cost related to share-based compensation was $122 million, $189 million and $59 million in fiscal 2023, 2022 and 2021, respectively. As of January 28, 2023, there was $178 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2 years.
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

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Risk-free interest rate	3.69%	0.84%	0.28%
Dividend yield	1.8%	1.5%	1.4%
Expected volatility factor	26.0%	23.8%	26.5%
Expected option life	5.5 years	5.0 years	5.0 years
Weighted average fair value of options issued	$16.68	$12.85	$11.29
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
A summary of the status of TJX’s stock options and related weighted average exercise prices (“WAEP”) is presented below:

	Fiscal Year Ended
Shares in millions	January 28, 2023		January 29, 2022		January 30, 2021
	Options	WAEP	Options	WAEP	Options	WAEP
Outstanding at beginning of year	40	$47.11	43	$41.79	45	$36.81
Granted	6	65.54	5	70.48	6	57.32
Exercised	(8)	38.12	(7)	32.04	(8)	25.68
Forfeitures	(1)	63.29	(1)	57.55	0	52.96
Outstanding at end of year	37	$51.88	40	$47.11	43	$41.79
Options exercisable at end of year	26	$45.99	29	$40.93	31	$36.05
The total intrinsic value of options exercised was $0.3 billion in each of fiscal 2023, fiscal 2022 and fiscal 2021.
The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable as of January 28, 2023:

	Shares (in millions)	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contract Life	WAEP
Options outstanding expected to vest(a)	10	$170	9.0 years	$65.58
Options exercisable	26	939	4.9 years	45.99
Total outstanding options vested and expected to vest	36	$1,109	6.1 years	$51.58
(a)Reflects 11 million unvested options, net of anticipated forfeitures.
Stock Awards
TJX grants restricted stock units and performance share units under the Stock Incentive Plan. Restricted stock units and performance share units are collectively referred to as stock awards. These stock awards were granted without a purchase price to the recipient and are subject to vesting conditions. Vesting conditions for performance share units include specified performance criteria, generally for a period of three fiscal years. The grant date fair value of the stock awards is charged to income over the requisite service period during which the recipient must remain employed. The fair value of the stock awards is determined at date of grant in accordance with ASC Topic 718 and, for performance share units, assumes that performance goals will be achieved at target. Performance share units and related compensation costs recognized are adjusted, as applicable, for performance above or below the target specified in the award.

During fiscal 2022, modifications were approved to previously-granted nonvested performance share unit awards. Under ASC Topic 718 these modifications required that the fair value of these awards be adjusted to reflect the fair value on the date of the modification and resulted in a share-based compensation charge of $37 million in fiscal 2022. There were no modifications to stock awards in fiscal 2023.
A summary of the status of the Company’s non-vested stock awards and changes during fiscal 2023 is presented below:

In thousands except grant date fair value	Restricted Stock Units	Performance Share Units	Total Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,836	932	2,768	$58.91
Granted	461	471	932	60.46
Vested	(368)	(627)	(995)	55.27
Forfeited	(62)	(15)	(77)	27.29
Nonvested at end of year	1,867	761	2,628	$61.76
There were 932 thousand units with a weighted average grant date fair value of $60.46, granted in fiscal 2023, 820 thousand units, with a weighted average grant date fair value of $65.53, granted in fiscal 2022 and 857 thousand units, with a weighted average grant date fair value of $56.24, granted in fiscal 2021. The fair value of awards that vested was $55 million in fiscal 2023, $44 million in fiscal 2022 and $57 million in fiscal 2021.
The nonvested performance share units are based on the target level of performance achievement under the awards. The actual payout of performance share units will depend on performance results for the award cycle.
Other Awards
TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. As of the end of fiscal 2023, a total of 433 thousand of these deferred shares were outstanding under the plan.
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
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the fiscal years indicated. The Company has elected the practical expedient pursuant to ASU 2015-4–Compensation-retirement benefits (Topic 715) and has selected the measurement date of January 31, the calendar month end closest to the Company’s fiscal year end.

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,717	$1,619	$114	$113
Service cost	48	49	2	2
Interest cost	58	52	4	3
Actuarial (gains) losses	(442)	29	(9)	0
Benefits paid	(35)	(29)	(2)	(4)
Expenses paid	(3)	(3)	—	—
Projected benefit obligation at end of year	$1,343	$1,717	$109	$114
Accumulated benefit obligation at end of year	$1,241	$1,560	$93	$100

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Change in plan assets:
Fair value of plan assets at beginning of year	$1,713	$1,686	$—	$—
Actual return on plan assets	(200)	59	—	—
Employer contribution	0	0	2	4
Benefits paid	(35)	(29)	(2)	(4)
Expenses paid	(3)	(3)	—	—
Fair value of plan assets at end of year	$1,475	$1,713	$—	$—
Reconciliation of funded status:
Projected benefit obligation at end of year	$1,343	$1,717	$109	$114
Fair value of plan assets at end of year	1,475	1,713	—	—
Funded status – excess (asset) obligation	$(132)	$4	$109	$114
Net (asset) liability recognized on Consolidated Balance Sheets	$(132)	$4	$109	$114
Amounts not yet reflected in net periodic benefit cost and included in Accumulated other comprehensive income (loss):
Prior service cost	$0	$0	$—	$—
Accumulated actuarial losses	126	297	19	32
Amounts included in Accumulated other comprehensive income (loss)	$126	$297	$19	$32
The Consolidated Balance Sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in Accumulated other comprehensive income (loss). The funded plan asset of $132 million is reflected on the Consolidated Balance Sheets in other current assets as of January 28, 2023. The unfunded plan liability is reflected on the Consolidated Balance Sheets as of January 28, 2023 as current liabilities of $4 million and a long-term liability of $105 million. The combined net accrued liability of $118 million at January 29, 2022 is reflected on the Consolidated Balance Sheets as of that date as a current liability of $4 million and a long-term liability of $114 million.
The decrease in the actuarial losses included in Accumulated other comprehensive income (loss) for the funded plan for fiscal 2023 was driven by the impact of higher discount rates offset by a decrease in actual return on plan assets.
TJX determined the assumed discount rate using the BOND: Link model in fiscal 2023 and fiscal 2022. TJX uses the BOND: Link model as this model allows for the selection of specific bonds resulting in better matches in timing of the plans’ expected cash flows. Presented below are weighted average assumptions for measurement purposes for determining the obligation at the year-end measurement date:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Discount rate	5.40%	3.40%	5.60%	3.30%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
TJX made aggregate cash contributions of $3 million in fiscal 2023 and $5 million in fiscal 2022 to the funded plan and to fund current benefit and expense payments under the unfunded plan. TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target pursuant to the Internal Revenue Code section 430) or such other amount as is sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. The Company does not anticipate any required funding in fiscal 2024 for the funded plan. The Company anticipates making contributions of $4 million to provide current benefits coming due under the unfunded plan in fiscal 2024.

The following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) related to the Company’s pension plans:

	Funded Plan Fiscal Year Ended			Unfunded Plan Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022	January 30, 2021	January 28, 2023	January 29, 2022	January 30, 2021
Net periodic pension cost:
Service cost	$48	$49	$50	$2	$2	$2
Interest cost	58	52	50	4	3	3
Expected return on plan assets	(89)	(95)	(88)	—	—	—
Amortization of prior service cost	0	0	0	—	—	—
Amortization of net actuarial loss	18	14	23	4	4	4
Total expense	$35	$20	$35	$10	$9	$9
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$(153)	$66	$(49)	$(9)	$0	$8
Amortization of net (loss)	(18)	(14)	(23)	(4)	(4)	(4)
Amortization of prior service cost	0	0	0	—	—	—
Total (gain) loss recognized in other comprehensive income	$(171)	$52	$(72)	$(13)	$(4)	$4
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(136)	$72	$(37)	$(3)	$5	$13
Weighted average assumptions for expense purposes:
Discount rate	3.40%	3.20%	3.30%	3.30%	2.80%	3.10%
Expected rate of return on plan assets	5.25%	5.75%	5.75%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
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
The following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

In millions	Funded Plan Expected Benefit Payments	Unfunded Plan Expected Benefit Payments
Fiscal Year:
2024	$47	$4
2025	53	8
2026	59	50
2027	65	8
2028	71	9
2029 through 2033	440	43

The following tables present the fair value hierarchy (See Note F—Fair Value Measurements) for pension assets measured at fair value on a recurring basis:

	Funded Plan at January 28, 2023
In millions	Level 1	Level 2	Total
Asset category:
Short-term investments	$9	$—	$9
Equity Securities	163	—	163
Fixed Income Securities:
Corporate and government bond funds	—	882	882
Futures Contracts	—	(4)	(4)
Total assets in the fair value hierarchy	$172	$878	$1,050
Assets measured at net asset value(a)	—	—	425
Fair value of assets	$172	$878	$1,475

	Funded Plan at January 29, 2022
In millions	Level 1	Level 2	Total
Asset category:
Short-term investments	$8	$—	$8
Equity Securities	178	—	178
Fixed Income Securities:
Corporate and government bond funds	—	1,022	1,022
Futures Contracts	—	3	3
Total assets in the fair value hierarchy	$186	$1,025	$1,211
Assets measured at net asset value(a)	—	—	502
Fair value of assets	$186	$1,025	$1,713
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
Assets measured at net asset value include investments in limited partnerships, which are stated at the fair value of the plan’s partnership interest based on information supplied by the partnerships as compared to financial statements of the limited partnership or other fair value information as determined by management. Cash equivalents or short-term investments are stated at cost which approximates fair value, and the fair value of common/collective trusts is determined based on net asset value as reported by their fund managers.
Following is the asset allocation under the qualified pension plan as of the valuation date for the fiscal years presented:

	January 28, 2023	January 29, 2022
Return-seeking assets	46%	45%
Liability-hedging assets	54%	55%
All other – primarily cash	—%	—%

Under TJX’s investment policy, qualified pension plan assets are to be invested with the objective of generating investment returns that, in combination with funding contributions, provide adequate assets to meet all current and reasonably anticipated future benefit obligations under the plan. The investment policy includes a dynamic asset allocation strategy, whereby, over time, in connection with improvements in the plan’s funded status, the target allocation of return-seeking assets (generally, equities and other instruments with a similar risk profile) may decline and the target allocation of liability-hedging assets (generally, fixed income and other instruments with a similar risk profile) may increase. Under the investment policy guidelines, the target asset allocation of return-seeking assets and liability-hedging assets was 44% and 56%, respectively, as of January 28, 2023. Risks are sought to be mitigated through asset diversification and the use of multiple investment managers. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measurements and periodic asset/liability studies.
Other Retirement Benefits
TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for eligible U.S. employees and a similar type of plan for eligible employees in Puerto Rico. Employees may contribute up to 50% of eligible pay, subject to limitations. For eligible employees who have completed the applicable service requirement, TJX matches employee contributions, up to 5% of eligible pay, including a basic match at rates of 25% or 75% (based upon date of hire and other eligibility criteria) plus a discretionary match, generally up to 25%, based on TJX’s performance. TJX may also make additional discretionary contributions. Certain eligible employees are automatically enrolled in the U.S. Plan and the Puerto Rico savings plan at a 2% deferral rate, unless the employee elects otherwise. The total cost of TJX contributions to these plans was $77 million in fiscal 2023, $83 million in fiscal 2022 and $61 million in fiscal 2021.
TJX also has a nonqualified savings plan (the Executive Savings Plan) for certain U.S. employees. TJX matches employee deferrals at various rates which amounted to $6 million in fiscal 2023, $7 million in fiscal 2022 and $3 million in fiscal 2021. Although the plan is unfunded, in order to help meet its future obligations TJX transfers an amount generally equal to employee deferrals and the related company match to a separate “rabbi” trust. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.
In addition to the plans described above, TJX also contributes to retirement/deferred savings programs for eligible Associates at certain of its foreign subsidiaries. The Company contributed $29 million for these programs in fiscal 2023, $26 million for these programs in fiscal 2022 and $22 million in fiscal 2021.
Multiemployer Pension Plans
TJX contributes to certain multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover union-represented employees. TJX contributed $25 million in both fiscal 2023 and fiscal 2022, and $19 million in fiscal 2021 to the Legacy Plan of the National Retirement Fund (EIN #13-6130178, plan #1), the Adjustable Plan of the National Retirement Fund (EIN #13-6130178, plan #2), the Legacy Plan of the UNITE HERE Retirement Fund (EIN #82-0994119, plan #1) and the Adjustable Plan of the UNITE HERE Retirement Fund (EIN #82-0994119, plan #2). TJX was listed in the Form 5500 for the Legacy Plan of the National Retirement Fund, the Adjustable Plan of the National Retirement Fund, and the Legacy Plan of the UNITE HERE Retirement Fund as providing more than 5% of the total contributions for the plan year ending December 31, 2021. In addition, based on information available to TJX, the Pension Protection Act Zone status for the Legacy Plan of the National Retirement Fund is critical and for the Legacy Plan of the UNITE HERE Retirement Fund is critical and declining, and rehabilitation plans have been adopted by these plans.
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

Note J. Long-Term Debt and Credit Lines
The table below presents long-term debt as of January 28, 2023 and January 29, 2022. All amounts are net of unamortized debt discounts.

In millions and net of immaterial unamortized debt discount	January 28, 2023	January 29, 2022
General corporate debt:
2.500% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount)	$500	$500
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount)	997	997
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount)	499	499
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount)	496	495
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount)	500	500
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount)	383	383
Total debt	3,375	3,374
Current maturities of long-term debt, net of debt issuance costs	(500)	—
Debt issuance costs	(16)	(19)
Long-term debt	$2,859	$3,355
The aggregate maturities of long-term debt, inclusive of current installments at January 28, 2023 are as follows:

In millions
Fiscal Year:
2024	$500
2025	—
2026	—
2027	1,000
2028	—
Later years	1,881
Unamortized debt discount	(6)
Debt issuance costs	(16)
Less: current maturities of long-term debt	(500)
Aggregate maturities of long-term debt	$2,859
Senior Unsecured Notes
As of January 28, 2023, TJX had outstanding $1 billion aggregate principal amount of 2.250% ten-year Notes due September 2026 and $500 million aggregate principal amount of 2.500% ten-year Notes due May 2023. TJX entered into a rate-lock agreement to hedge $700 million of the 2.250% notes and $250 million of the 2.500% notes prior to their issuance. The cost of these agreements is being amortized to interest expense over the term of the notes resulting in an effective fixed rate of 2.36% for the 2.25% notes and 2.57% for the 2.50% notes.

Credit Facilities
TJX has two revolving credit facilities, a $1 billion senior unsecured revolving credit facility maturing in June 2026 (the “2026 Revolving Credit Facility”) and a $500 million revolving credit facility that matures in May 2024 (the “2024 Revolving Credit Facility”). Under these credit facilities, the Company has maintained a borrowing capacity of $1.5 billion. The terms of these revolving credit facilities require quarterly payments on the committed amount and payment of interest on borrowings at rates based on LIBOR or a base rate plus a variable margin, in each case based on the Company’s long-term debt ratings. The 2024 Revolving Credit Facility requires usage fees based on total credit extensions under the facility. As of January 28, 2023 and January 29, 2022, there were no amounts outstanding under these facilities. Each of these facilities require TJX to maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (EBITDAR) of not more than 3.50 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
As of January 28, 2023 and January 29, 2022, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of January 28, 2023 and January 29, 2022, and during the years then ended, there were no amounts outstanding on the Canadian credit lines for operating expenses. As of January 28, 2023 and January 29, 2022, the Company’s European business at TJX International had an uncommitted credit line of £5 million. As of January 28, 2023 and January 29, 2022, and during the years then ended, there were no amounts outstanding on the European credit line.
Note K. Income Taxes
In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax (the “Corporate AMT”) for tax years beginning after December 31, 2022 and levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax on the net stock repurchase portion of the IRA did not have an impact on our results of operations or financial position in fiscal 2023 and the Company does not expect the Corporate AMT, excise tax, or other provisions of the IRA to have a material impact on its consolidated financial statements.
For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022	January 30, 2021
United States	$4,029	$3,934	$642
Foreign	607	464	(553)
Income before income taxes	$4,636	$4,398	$89
The provision (benefit) for income taxes includes the following:

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022	January 30, 2021
Current:
Federal	$656	$766	$190
State	233	271	36
Foreign	185	122	5
Deferred:
Federal	52	(32)	(98)
State	0	(26)	(25)
Foreign	12	14	(109)
Provision (benefit) for income taxes	$1,138	$1,115	$(1)

TJX had net deferred tax assets (liabilities) as follows:

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022
Deferred tax assets:
Net operating loss carryforward	$156	$159
Pension, stock compensation, postretirement and employee benefits	326	368
Operating lease liabilities	2,500	2,379
Accruals and reserves	245	237
Other	14	13
Total gross deferred tax assets	$3,241	$3,156
Valuation allowance	(86)	(85)
Total deferred tax asset	$3,155	$3,071
Deferred tax liabilities:
Property, plant and equipment	$628	$553
Capitalized inventory	61	48
Operating lease right of use assets	2,404	2,289
Tradename/intangibles	21	19
Undistributed foreign earnings	5	9
Other	5	12
Total deferred tax liabilities	$3,124	$2,930
Net deferred tax asset	$31	$141
Non-current asset	$158	$185
Non-current liability	(127)	(44)
Total	$31	$141
TJX has provided for all applicable state and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through January 28, 2023. The Company has not provided for federal, state, or foreign withholding taxes on the approximately $1.2 billion of undistributed earnings related to all other foreign subsidiaries as such earnings are considered to be indefinitely reinvested in the business. The net amount of unrecognized state and foreign withholding tax liabilities related to the undistributed earnings is not material.
As of January 28, 2023 and January 29, 2022, for state income tax purposes, TJX had net operating loss carryforwards of $328 million and $291 million respectively, which expire, if unused, in the years 2024 through 2043. TJX has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance of $16 million has been provided for the deferred tax asset as of January 28, 2023 and $14 million as of January 29, 2022.
The Company had available for foreign income tax purposes (related to Australia, Austria, Germany, the Netherlands, Poland and the U.K.) net operating loss carryforwards of $508 million as of January 28, 2023 and $534 million as of January 29, 2022. The full amount of the loss carryforwards do not expire. For the deferred tax assets associated with the net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized, TJX had valuation allowances recorded of approximately $71 million as of both January 28, 2023 and January 29, 2022.

The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Effective state income tax rate	4.3	4.6	28.1
Impact of foreign operations	1.1	0.9	21.4
Excess share-based compensation	(1.0)	(1.2)	(59.4)
Tax credits	(0.3)	(0.3)	(8.9)
Nondeductible/nontaxable items	(0.1)	0.2	(3.3)
All other	(0.5)	0.2	(0.3)
Worldwide effective income tax rate	24.5%	25.4%	(1.4)%
TJX’s effective income tax rate decreased for fiscal 2023 compared to fiscal 2022. The decrease in the fiscal 2023 effective income tax rate is primarily due to the lapse of statutes of limitations and resolution of various tax matters, and the change of jurisdictional mix of profits and losses, partially offset by a reduction of excess tax benefits from share-based compensation.
TJX had net unrecognized tax benefits of $265 million as of January 28, 2023, $288 million as of January 29, 2022 and $272 million as of January 30, 2021.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022	January 30, 2021
Balance, beginning of year	$280	$269	$259
Additions for uncertain tax positions taken in current year	8	10	12
Additions for uncertain tax positions taken in prior years	7	3	1
Reductions for uncertain tax positions taken in prior years	(2)	—	—
Reductions resulting from lapse of statute of limitations	(18)	(2)	(3)
Settlements with tax authorities	(9)	—	0
Balance, end of year	$266	$280	$269
Included in the gross amount of unrecognized tax benefits are items that will impact future effective tax rates upon recognition. These items amounted to $251 million as of January 28, 2023, $260 million as of January 29, 2022 and $250 million as of January 30, 2021.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $7 million for both of the fiscal years ended January 28, 2023 and January 29, 2022, and $8 million for the fiscal year ended January 30, 2021. The accrued amounts for interest and penalties are $37 million as of January 28, 2023, $43 million as of January 29, 2022 and $36 million as of January 30, 2021.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the consolidated financial statements as of January 28, 2023. During the next twelve months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by up to $52 million, which would reduce the provision for taxes on earnings.

Note L. Leases
TJX is committed under long-term leases related to its continuing operations for the rental of real estate and certain service contracts containing embedded leases, all of which are operating leases. Real estate leases represent virtually all of the Company’s store locations as well as some of its distribution centers and office space. Most of TJX’s leases in the U.S. and Canada are store operating leases with ten-year terms and options to extend for one or more five-year periods. Leases in Europe generally have an initial term of ten to fifteen years and leases in Australia generally have an initial lease term of primarily seven to ten years, some of which have options to extend. Many of the Company's leases have options to terminate prior to the lease expiration date. The exercise of both lease renewal and termination options is at the Company’s sole discretion, as opposed to the landlord’s discretion, and is not reasonably certain at lease commencement. The Company has deemed that the expense of store renovations makes the renewal of the next lease option reasonably certain to be exercised after these renovations occur.
While the overwhelming majority of leases have fixed payment schedules, some leases have variable lease payments based on market indices adjusted periodically for inflation, or include rental payments based on a percentage of retail sales over contractual levels. In addition, for real estate leases, TJX is generally required to pay insurance, real estate taxes and certain other expenses including common area maintenance based on a proportionate share of premises as compared to the shopping center, and some of these costs are based on a market index, primarily in Canada. For leases with these payments based on a market index, the initial lease payment amount is used in the calculation of the operating lease liability and corresponding operating lease assets included on the Consolidated Balance Sheets. Future payment changes to these market index rate leases are not reflected in the operating lease liability and are instead included in variable lease cost. Variable lease cost also includes variable operating expenses for third party service centers and dedicated transportation contracts that are deemed embedded leases. The operating lease ROU assets also includes any lease payments made in advance of the assets’ use and is reduced by lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Supplemental balance sheet information related to leases is as follows:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
Weighted-average remaining lease term	6.5 years	6.6 years
Weighted-average discount rate	2.7%	2.4%
The following table is a summary of the Company’s components of net lease cost for the fiscal years ended:

		Fiscal Year Ended
In millions	Classification	January 28, 2023	January 29, 2022	January 30, 2021
Operating lease cost	Cost of sales, including buying and occupancy costs	$1,927	$1,906	$1,820
Variable and short term lease cost	Cost of sales, including buying and occupancy costs	1,359	1,386	1,163
Total lease cost		$3,286	$3,292	$2,983
Supplemental cash flow information related to leases is as follows:

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022	January 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$1,949	$2,080	$1,663
Lease liabilities arising from obtaining right of use assets	$2,095	$1,658	$1,380
During fiscal 2022, the Company repaid the rent deferrals that had been negotiated due to the COVID-19 pandemic in fiscal 2021 for a significant number of its stores.

The following table as of January 28, 2023 summarizes the maturity of lease liabilities under operating leases:

In millions
Fiscal Year:
2024	$1,977
2025	1,825
2026	1,628
2027	1,402
2028	1,111
Later years	2,323
Total lease payments(a)	10,266
Less: imputed interest(b)	881
Total lease liabilities(c)	$9,385
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
Note M. Accrued Expenses and Other Liabilities, Current and Long Term
The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022
Employee compensation and benefits, current	$968	$1,117
Merchandise credits and gift certificates	721	685
Sales tax collections and V.A.T. taxes	384	268
Occupancy costs, including rent, utilities and real estate taxes	378	399
Dividends payable	346	312
Accrued capital additions	199	186
All other current liabilities	1,350	1,278
Total accrued expenses and other current liabilities	$4,346	$4,245
All other current liabilities include accruals for expense payables, insurance, customer rewards liability, reserve for sales returns, reserve for taxes, fair value of derivatives, advertising, interest and other items, each of which is individually less than 5% of current liabilities.
The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022
Employee compensation and benefits, long-term	$597	$647
Tax reserve, long-term	235	277
Asset retirement obligation	66	66
All other long-term liabilities	21	25
Total other long-term liabilities	$919	$1,015

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
Letters of Credit
TJX had outstanding letters of credit totaling $42 million as of January 28, 2023 and $53 million as of January 29, 2022. Letters of credit are issued by TJX primarily for the purchase of inventory.
Note O. Supplemental Cash Flow Information
TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
In millions	January 28, 2023	January 29, 2022	January 30, 2021
Cash paid for:
Interest on debt(a)	$86	$139	$153
Income taxes	1,225	1,119	146
Non-cash investing and financing activity:
Dividends payable	$34	$(3)	$34
Property additions	13	97	(36)
(a)Decreased interest for fiscal 2023 was due to the pay down of outstanding debt during fiscal 2022.