Form 10-Q
period 2023-04-29
TJX COMPANIES INC /DE/
filed 2023-05-26
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of May 19, 2023: 1,149,238,467

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN MILLIONS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net sales	$11,783	$11,406
Cost of sales, including buying and occupancy costs	8,374	8,223
Selling, general and administrative expenses	2,238	2,094
Impairment on equity investment	—	218
Interest (income) expense, net	(37)	19
Income before income taxes	1,208	852
Provision for income taxes	317	265
Net income	$891	$587
Basic earnings per share	$0.77	$0.50
Weighted average common shares – basic	1,153	1,177
Diluted earnings per share	$0.76	$0.49
Weighted average common shares – diluted	1,165	1,189
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net income	$891	$587
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of related tax benefit of $1 in fiscal 2024 and $1 in fiscal 2023	14	(59)
Reclassifications from other comprehensive income to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $0 in fiscal 2024 and $1 in fiscal 2023	0	4
Other comprehensive income (loss), net of tax	14	(55)
Total comprehensive income	$905	$532

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN MILLIONS, EXCEPT SHARE DATA

	April 29, 2023	January 28, 2023	April 30, 2022
Assets
Current assets:
Cash and cash equivalents	$5,025	$5,477	$4,295
Accounts receivable, net	587	563	576
Merchandise inventories	6,441	5,819	6,990
Prepaid expenses and other current assets	496	478	565
Federal, state and foreign income taxes recoverable	46	119	54
Total current assets	12,595	12,456	12,480
Net property at cost	5,899	5,783	5,289
Non-current deferred income taxes, net	150	158	177
Operating lease right of use assets	9,177	9,086	9,067
Goodwill	95	97	97
Other assets	765	769	600
Total assets	$28,681	$28,349	$27,710
Liabilities
Current liabilities:
Accounts payable	$4,304	$3,794	$4,371
Accrued expenses and other current liabilities	3,954	4,346	3,811
Current portion of operating lease liabilities	1,609	1,610	1,576
Current portion of long-term debt	500	500	—
Federal, state and foreign income taxes payable	167	55	261
Total current liabilities	10,534	10,305	10,019
Other long-term liabilities	865	919	909
Non-current deferred income taxes, net	133	127	54
Long-term operating lease liabilities	7,867	7,775	7,777
Long-term debt	2,860	2,859	3,356
Commitments and contingencies (See Note K)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,150,179,322; 1,155,437,908 and 1,172,711,116 respectively	1,150	1,155	1,173
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss) income	(592)	(606)	(742)
Retained earnings	5,864	5,815	5,164
Total shareholders’ equity	6,422	6,364	5,595
Total liabilities and shareholders’ equity	$28,681	$28,349	$27,710
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Cash flows from operating activities:
Net income	$891	$587
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	232	220
Impairment on equity investment	—	218
Loss on property disposals and impairment charges	4	4
Deferred income tax provision	16	12
Share-based compensation	34	27
Changes in assets and liabilities:
(Increase) in accounts receivable	(22)	(66)
(Increase) in merchandise inventories	(624)	(1,085)
Decrease in income taxes recoverable	73	61
(Increase) in prepaid expenses and other current assets	(15)	(33)
Increase (decrease) in accounts payable	507	(53)
(Decrease) in accrued expenses and other liabilities	(477)	(565)
Increase in income taxes payable	113	77
(Decrease) in net operating lease liabilities	(1)	(4)
Other, net	14	(34)
Net cash provided by (used in) operating activities	745	(634)
Cash flows from investing activities:
Property additions	(361)	(314)
Purchases of investments	(11)	(16)
Sales and maturities of investments	10	6
Net cash (used in) investing activities	(362)	(324)
Cash flows from financing activities:
Payments for repurchase of common stock	(492)	(607)
Cash dividends paid	(343)	(309)
Proceeds from issuance of common stock	28	18
Other	(30)	(33)
Net cash (used in) financing activities	(837)	(931)
Effect of exchange rate changes on cash	2	(43)
Net (decrease) in cash and cash equivalents	(452)	(1,932)
Cash and cash equivalents at beginning of year	5,477	6,227
Cash and cash equivalents at end of period	$5,025	$4,295
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, January 28, 2023	1,155	$1,155	$—	$(606)	$5,815	$6,364
Net income	—	—	—	—	891	891
Other comprehensive income, net of tax	—	—	—	14	—	14
Cash dividends declared on common stock	—	—	—	—	(383)	(383)
Recognition of share-based compensation	—	—	34	—	—	34
Issuance of common stock under stock incentive plan and related tax effect	1	1	(3)	—	—	(2)
Common stock repurchased	(6)	(6)	(31)	—	(459)	(496)
Balance, April 29, 2023	1,150	$1,150	$—	$(592)	$5,864	$6,422

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, January 29, 2022	1,181	$1,181	$—	$(687)	$5,509	$6,003
Net income	—	—	—	—	587	587
Other comprehensive (loss), net of tax	—	—	—	(55)	—	(55)
Cash dividends declared on common stock	—	—	—	—	(347)	(347)
Recognition of share-based compensation	—	—	27	—	—	27
Issuance of common stock under stock incentive plan and related tax effect	2	2	(15)	—	—	(13)
Common stock repurchased	(10)	(10)	(12)	—	(585)	(607)
Balance, April 30, 2022	1,173	$1,173	$—	$(742)	$5,164	$5,595
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These Consolidated Financial Statements and Notes thereto are unaudited and, in the opinion of management, reflect all normal recurring adjustments, accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its Consolidated Financial Statements for the periods reported, all in conformity with GAAP consistently applied. The Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (“fiscal 2023”).
These interim results are not necessarily indicative of results for the full fiscal year. TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
The January 28, 2023 balance sheet data was derived from audited Consolidated Financial Statements and does not include all disclosures required by GAAP.
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends February 3, 2024 (“fiscal 2024”) and is a 53-week fiscal year. Fiscal 2023 was a 52-week fiscal year.
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
Equity Investment
In fiscal 2020, the Company acquired a minority ownership stake in privately held Familia, an off-price retailer of apparel and home fashions domiciled in Luxembourg that operates stores throughout Russia. During the first quarter of fiscal 2023, the Company announced that it had committed to divesting its minority investment, resulting in an impairment charge of $218 million representing the entire carrying value of the Company’s investment. Additionally, the Company realized a $54 million tax benefit when the Company completed the divestiture of this investment during the third quarter of fiscal 2023. See Note F—Fair Value Measurements for additional information.
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In millions	April 29, 2023	April 30, 2022
Balance, beginning of year	$721	$685
Deferred revenue	381	384
Effect of exchange rates changes on deferred revenue	(1)	(3)
Revenue recognized	(444)	(443)
Balance, end of period	$657	$623
TJX recognized $0.4 billion in gift card revenue for both the three months ended April 29, 2023 and the three months ended April 30, 2022. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

Leases
Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
In millions	April 29, 2023	April 30, 2022
Operating cash flows paid for operating leases	$495	$488
Lease liabilities arising from obtaining right of use assets	$529	$757
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
Note B. Property at Cost
The following table presents the components of property at cost:

In millions	April 29, 2023	January 28, 2023	April 30, 2022
Land and buildings	$2,055	$2,043	$1,930
Leasehold costs and improvements	3,968	3,874	3,615
Furniture, fixtures and equipment	7,579	7,400	6,961
Total property at cost	$13,602	$13,317	$12,506
Less: accumulated depreciation and amortization	7,703	7,534	7,217
Net property at cost	$5,899	$5,783	$5,289
Depreciation expense was $0.2 billion for both the three months ended April 29, 2023 and the three months ended April 30, 2022.
Non-cash investing activities in the cash flows consist of accrued capital additions of $0.2 billion as of both of the periods ended April 29, 2023 and April 30, 2022, respectively.
Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income are recorded net of taxes. The following table details the changes in Accumulated other comprehensive loss for the twelve months ended January 28, 2023 and the three months ended April 29, 2023:

In millions	Foreign Currency Translation	Deferred Benefit Costs	Accumulated Other Comprehensive (Loss) Income
Balance, January 29, 2022	$(488)	$(199)	$(687)
Additions to other comprehensive loss:
Foreign currency translation adjustments, net of taxes	(56)	—	(56)
Recognition of net gains/losses on benefit obligations, net of taxes	—	121	121
Reclassifications from other comprehensive loss to net income:
Amortization of prior service cost and deferred gains/losses, net of taxes	—	16	16
Balance, January 28, 2023	$(544)	$(62)	$(606)
Additions to other comprehensive loss:
Foreign currency translation adjustments, net of taxes	14	—	14
Reclassifications from other comprehensive loss to net income:
Amortization of prior service cost and deferred gains/losses, net of taxes	—	0	0
Balance, April 29, 2023	$(530)	$(62)	$(592)

Note D. Capital Stock and Earnings Per Share
Capital Stock
TJX repurchased and retired 6.5 million shares of its common stock at a cost of approximately $0.5 billion, including applicable excise tax, during the quarter ended April 29, 2023, on a “trade date” basis. TJX reflects stock repurchases in its consolidated financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $0.5 billion for the three months ended April 29, 2023 and $0.6 billion for the three months ended April 30, 2022. These expenditures were funded by cash on hand and cash generated from current and prior period operations.
In February 2023, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $2 billion of TJX common stock from time to time. Under this program and previously announced programs, TJX had approximately $3 billion available for repurchase as of April 29, 2023.
All shares repurchased under the stock repurchase programs have been retired.
Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Thirteen Weeks Ended
Amounts in millions, except per share amounts	April 29, 2023	April 30, 2022
Basic earnings per share:
Net income	$891	$587
Weighted average common shares outstanding for basic earnings per share calculation	1,153	1,177
Basic earnings per share	$0.77	$0.50
Diluted earnings per share:
Net income	$891	$587
Weighted average common shares outstanding for basic earnings per share calculation	1,153	1,177
Assumed exercise/vesting of stock options and awards	12	12
Weighted average common shares outstanding for diluted earnings per share calculation	1,165	1,189
Diluted earnings per share	$0.76	$0.49
Cash dividends declared per share	$0.3325	$0.295
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 6 million such options excluded for the thirteen weeks ended April 29, 2023. There were 5.1 million such options excluded for the thirteen weeks ended April 30, 2022.
Note E. Financial Instruments
As a result of its operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates and fuel costs. These market risks may adversely affect TJX’s operating results and financial position. TJX seeks to minimize risk from changes in interest and foreign currency exchange rates and fuel costs through the use of derivative financial instruments when and to the extent deemed appropriate. TJX does not use derivative financial instruments for trading or other speculative purposes and does not use any leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of Accumulated other comprehensive (loss) income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged.
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

During fiscal 2023, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for fiscal 2024, and during the first three months of fiscal 2024, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for the first three months of fiscal 2025. The hedge agreements outstanding at April 29, 2023 relate to approximately 50% of TJX’s estimated notional diesel fuel requirements for the remainder of fiscal 2024 and the first three months of fiscal 2025. These diesel fuel hedge agreements will settle throughout fiscal 2024 and throughout the first four months of fiscal 2025. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at April 29, 2023 cover merchandise purchases the Company is committed to over the next several months in fiscal 2024. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. Merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for merchandise purchased from third-party vendors that is denominated in Euros. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this exposure.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at April 29, 2023:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at April 29, 2023
Fair value hedges:
Intercompany balances, primarily debt:
	€60		£53	0.8807	(Accrued Exp)	$—	$0.0	$0.0
A$	150	U.S.$	105	0.7003	Prepaid Exp	4.9	—	4.9
U.S.$	69		£55	0.8010	Prepaid Exp	0.2	—	0.2
	£200	U.S.$	244	1.2191	(Accrued Exp)	—	(6.5)	(6.5)
	€200	U.S.$	213	1.0641	Prepaid Exp / (Accrued Exp)	0.1	(8.0)	(7.9)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.0M – 3.8M gal per month	Float on 3.0M – 3.8M gal per month		N/A	(Accrued Exp)	—	(19.3)	(19.3)
Intercompany billings in TJX International, primarily merchandise:
	€100		£88	0.8811	Prepaid Exp	0.3	—	0.3
Merchandise purchase commitments:
C$	821	U.S.$	610	0.7434	Prepaid Exp / (Accrued Exp)	4.9	(1.5)	3.4
C$	27		€18	0.6790	Prepaid Exp / (Accrued Exp)	0.2	0.0	0.2
	£367	U.S.$	445	1.2147	Prepaid Exp / (Accrued Exp)	0.2	(13.3)	(13.1)
A$	90	U.S.$	61	0.6829	Prepaid Exp / (Accrued Exp)	1.6	(0.1)	1.5
zł	532		£98	0.1833	(Accrued Exp)	—	(4.1)	(4.1)
U.S.$	120		€112	0.9271	Prepaid Exp / (Accrued Exp)	2.6	(0.1)	2.5
Total fair value of derivative financial instruments						$15.0	$(52.9)	$(37.9)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 28, 2023:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 28, 2023
Fair value hedges:
Intercompany balances, primarily debt:
	€60		£53	0.8807	(Accrued Exp)	$—	$(0.3)	$(0.3)
A$	150	U.S.$	105	0.7003	(Accrued Exp)	—	(2.6)	(2.6)
U.S.$	69		£55	0.8010	(Accrued Exp)	—	(0.3)	(0.3)
	£200	U.S.$	244	1.2191	(Accrued Exp)	—	(5.5)	(5.5)
	€200	U.S.$	213	1.0652	Prepaid Exp / (Accrued Exp)	0.8	(7.0)	(6.2)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.2M – 3.6M gal per month	Float on 3.2M– 3.6M gal per month		N/A	Prepaid Exp	3.9	—	3.9
Intercompany billings in TJX International, primarily merchandise:
	€146		£129	0.8834	Prepaid Exp	0.8	—	0.8
Merchandise purchase commitments:
C$	705	U.S.$	525	0.7449	Prepaid Exp / (Accrued Exp)	2.2	(7.1)	(4.9)
C$	23		€16	0.7064	Prepaid Exp / (Accrued Exp)	0.4	0.0	0.4
	£299	U.S.$	356	1.1916	Prepaid Exp / (Accrued Exp)	0.1	(15.4)	(15.3)
zł	507		£91	0.1788	(Accrued Exp)	—	(3.6)	(3.6)
A$	104	U.S.$	71	0.6819	(Accrued Exp)	—	(3.3)	(3.3)
U.S.$	85		€82	0.9634	Prepaid Exp	4.3	—	4.3
Total fair value of derivative financial instruments						$12.5	$(45.1)	$(32.6)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at April 30, 2022:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at April 30, 2022
Fair value hedges:
Intercompany balances, primarily debt:
zł	25		£5	0.1816	Prepaid Exp	$0.1	$—	$0.1
	€60		£51	0.8428	(Accrued Exp)	—	(0.1)	(0.1)
A$	170	U.S.$	122	0.7180	Prepaid Exp	1.9	—	1.9
U.S.$	75		£55	0.7368	(Accrued Exp)	—	(5.6)	(5.6)
	£150	U.S.$	204	1.3578	Prepaid Exp	15.5	—	15.5
	€200	U.S.$	229	1.1462	Prepaid Exp	16.8	—	16.8
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.2M – 4.0M gal per month	Float on 3.2M – 4.0M gal per month		N/A	Prepaid Exp	53.7	—	53.7
Intercompany billings in TJX International, primarily merchandise:
	€260		£217	0.8331	(Accrued Exp)	—	(2.3)	(2.3)
Merchandise purchase commitments:
C$	826	U.S.$	655	0.7929	Prepaid Exp	14.2	—	14.2
C$	31		€22	0.7108	(Accrued Exp)	—	(0.8)	(0.8)
	£436	U.S.$	582	1.3354	Prepaid Exp / (Accrued Exp)	36.3	(0.2)	36.1
A$	70	U.S.$	51	0.7264	Prepaid Exp	1.4	—	1.4
zł	615		£110	0.1796	Prepaid Exp	2.5	—	2.5
U.S.$	152		€136	0.8910	(Accrued Exp)	—	(9.0)	(9.0)
Total fair value of derivative financial instruments						$142.4	$(18.0)	$124.4
The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirteen Weeks Ended
In millions		April 29, 2023	April 30, 2022
Fair value hedges:
Intercompany balances, primarily debt	Selling, general and administrative expenses	$6	$24
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(18)	44
Intercompany billings in TJX International, primarily merchandise	Cost of sales, including buying and occupancy costs	0	0
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	8	41
(Loss) gain recognized in income		$(4)	$109

Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price”. The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In millions	April 29, 2023	January 28, 2023	April 30, 2022
Level 1
Assets:
Executive Savings Plan investments	$372.9	$371.6	$366.0
Level 2
Assets:
Foreign currency exchange contracts	$15.0	$8.6	$88.7
Diesel fuel contracts	—	3.9	53.7
Liabilities:
Foreign currency exchange contracts	$33.6	$45.1	$18.0
Diesel fuel contracts	19.3	—	—
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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2 inputs. The fair value of long-term debt as of April 29, 2023 was $2.7 billion compared to a carrying value of $2.9 billion primarily due to the recent increase in interest rates. The fair value and the carrying value of the current portion of long-term debt as of April 29, 2023 were both $0.5 billion. The fair value of long-term debt as of January 28, 2023 was $2.6 billion compared to a carrying value of $2.9 billion. The fair value and the carrying value of the current portion of long-term debt as of January 28, 2023 were both $0.5 billion. The fair value of long-term debt as of April 30, 2022 was $3.2 billion compared to a carrying value of $3.4 billion. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations. For additional information on long-term debt, see Note I—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, whereas the majority of assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended April 29, 2023, January 28, 2023 and April 30, 2022, the Company did not record any material impairments to long-lived assets.
During the first quarter of fiscal 2023, the Company announced its intention to divest from its position in its minority investment in Familia and re-characterized this investment as held-for-sale valued as a Level 3 position. Given the lack of an active market or observable inputs, the Company derived an exit price which indicated that this investment had no market value. As a result, the Company recorded a $218 million charge in the first quarter of fiscal 2023, which represented the entirety of its investment. See Note A—Basis of Presentation and Summary of Significant Accounting Policies for additional information.

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
TJX evaluates the performance of its segments based on “segment profit or loss,” which it defines as pre-tax income or loss before general corporate expense, interest (income) expense, net and certain separately disclosed unusual or infrequent items. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. This measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity.
Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In millions	April 29, 2023	April 30, 2022
Net sales:
In the United States:
Marmaxx	$7,366	$6,871
HomeGoods	1,966	2,036
TJX Canada	1,038	1,082
TJX International	1,413	1,417
Total net sales	$11,783	$11,406
Segment profit:
In the United States:
Marmaxx	$1,028	$904
HomeGoods	144	122
TJX Canada	117	127
TJX International	38	13
Total segment profit	1,327	1,166
General corporate expense	156	77
Impairment on equity investment	—	218
Interest (income) expense, net	(37)	19
Income before income taxes	$1,208	$852
Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In millions	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Service cost	$8	$12	$1	$1
Interest cost	18	15	1	1
Expected return on plan assets	(20)	(22)	—	—
Amortization of net actuarial loss and prior service cost	0	4	0	1
Total expense	$6	$9	$2	$3

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
The amounts included in Amortization of net actuarial loss and prior service cost in the table above have been reclassified in their entirety from Accumulated other comprehensive (loss) income to the Consolidated Statements of Income, net of related tax effects, for the periods presented.
Subsequent to the end of the quarter, the Company announced that it will be offering eligible, former TJX Associates who have not yet commenced their qualified pension plan benefit an opportunity to receive a voluntary lump sum payout of their vested pension plan benefit. As a result, the Company anticipates an immaterial non-cash settlement charge. This potential non-cash settlement charge is expected to be incurred in the third quarter of fiscal 2024 and would impact the Company’s pretax profit margin and earnings per share results.
Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt as of April 29, 2023, January 28, 2023 and April 30, 2022. All amounts are net of unamortized debt discounts.

In millions and net of immaterial unamortized debt discount	April 29, 2023	January 28, 2023	April 30, 2022
General corporate debt:
2.500% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount)	$500	$500	$500
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount)	998	997	997
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount)	499	499	499
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount)	496	496	495
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount)	500	500	500
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount)	383	383	383
Total debt	3,376	3,375	3,374
Current maturities of long-term debt, net of debt issuance costs	(500)	(500)	—
Debt issuance costs	(16)	(16)	(18)
Long-term debt	$2,860	$2,859	$3,356
Senior Unsecured Notes
Subsequent to the quarter end, in the second quarter of fiscal 2024, the Company repaid its 2.500% ten-year Notes due May 2023 at maturity.
Credit Facilities
TJX has two revolving credit facilities, a $1 billion senior unsecured revolving credit facility maturing in June 2026 (the “2026 Revolving Credit Facility”) and a $500 million revolving credit facility that was set to mature in May 2024 (the “2024 Revolving Credit Facility”). On May 8, 2023, the Company amended the 2024 Revolving Credit Facility to (i) extend the maturity to May 8, 2028 and (ii) replace the London Interbank Offered Rate (“LIBOR”) with a term secured overnight financing rate plus a 0.10% credit spread adjustment (“Adjusted Term SOFR”). Term SOFR borrowings under the “2028 Revolving Credit Facility”, as amended, bear interest at the Adjusted Term SOFR plus a margin of 45.0 - 87.5 basis points and a quarterly facility fee payment of 5.0 - 12.5 basis points on the total commitments under the 2028 Revolving Credit Facility, in each case, based on the Company’s long-term debt ratings. All other material terms and conditions of the 2028 Revolving Credit Facility were unchanged.
Additionally, on May 8, 2023, the Company amended its 2026 Revolving Credit Facility to replace the LIBOR with Adjusted Term SOFR. Term SOFR borrowings under the 2026 Revolving Credit Facility, as amended, bear interest at the Adjusted Term SOFR plus a variable margin based on the Company’s long-term debt ratings. All other material terms and conditions of the 2026 Revolving Credit Facility were unchanged.

Under these credit facilities, the Company has maintained a borrowing capacity of $1.5 billion. As of April 29, 2023, January 28, 2023 and April 30, 2022, there were no amounts outstanding under these facilities. Each of these facilities require TJX to maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (EBITDAR) of not more than 3.50 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
As of April 29, 2023, January 28, 2023 and April 30, 2022, TJX Canada had two uncommitted credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of April 29, 2023, January 28, 2023 and April 30, 2022, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit lines for operating expenses. As of April 29, 2023, January 28, 2023 and April 30, 2022, the Company’s European business at TJX International had an uncommitted credit line of £5 million. As of April 29, 2023, January 28, 2023 and April 30, 2022, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.
Note J. Income Taxes
In August 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax (the “Corporate AMT”) for tax years beginning after December 31, 2022 and levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax on the net stock repurchase, Corporate AMT, or other provisions of the IRA did not have a material impact on our results of operations or financial position for the first quarter of fiscal 2024.
The effective income tax rate was 26.2% for the first quarter of fiscal 2024 and 31.1% for the first quarter of fiscal 2023. The decrease in the first quarter of fiscal 2024 effective income tax rate was primarily due to the first quarter of fiscal 2023 reflecting the impairment of our minority investment in Familia with no estimated tax benefit that was partially offset by the resolution of various tax matters.
TJX had net unrecognized tax benefits of $266 million as of April 29, 2023, $265 million as of January 28, 2023 and $273 million as of April 30, 2022.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties on the Consolidated Balance Sheets was $40 million as of April 29, 2023, $37 million as of January 28, 2023 and $44 million as of April 30, 2022.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the consolidated financial statements as of April 29, 2023. During the next 12 months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by up to $54 million, which would reduce the provision for taxes on earnings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (first quarter) Ended April 29, 2023
Compared to
The Thirteen Weeks (first quarter) Ended April 30, 2022
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. Our mission is to deliver great value to our customers every day. We do this by selling a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty and major online retailers) regular prices on comparable merchandise, every day through our stores and five distinctive branded e-commerce sites. We operate over 4,800 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods, Homesense and homegoods.com); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense and tkmaxx.com in Europe, and T.K. Maxx in Australia). In addition to our four main segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
As an overview of our financial performance, results for the quarter ended April 29, 2023 include the following:
–Net sales increased 3% to $11.8 billion for the first quarter of fiscal 2024 versus last year’s first quarter sales of $11.4 billion. As of April 29, 2023, the number of stores in operation increased 3% and selling square footage increased 3% compared to the end of the first quarter of fiscal 2023.
–Consolidated comp store sales increased 3% for the first quarter of fiscal 2024. See Net Sales below for definition of comp store sales.
–Diluted earnings per share for the first quarter of fiscal 2024 were $0.76 versus $0.49 in the first quarter of fiscal 2023. The first quarter of fiscal 2023 included a $218 million impairment on our equity investment in Familia, or a $0.19 negative impact on earnings per share.
–Pre-tax profit margin (the ratio of pre-tax income to net sales) for the first quarter of fiscal 2024 was 10.3%, a 2.8 percentage point increase compared with 7.5% in the first quarter of fiscal 2023, which included a negative 1.9 percentage point impact from the impairment on our equity investment in Familia.
–Our cost of sales, including buying and occupancy costs, ratio for the first quarter of fiscal 2024 was 71.1%, a 1.0 percentage point decrease compared with 72.1% in the first quarter of fiscal 2023.
–Our selling, general and administrative (“SG&A”) expense ratio for the first quarter of fiscal 2024 was 19.0%, a 0.6 percentage point increase compared with 18.4% in the first quarter of fiscal 2023.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were down 5% on a reported basis and down 4% on a constant currency basis at the end of the first quarter of fiscal 2024.
–During the first quarter of fiscal 2024, we returned over $0.8 billion to our shareholders through share repurchases and dividends.
Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net sales	100.0%	100.0%
Cost of sales, including buying and occupancy costs	71.1	72.1
Selling, general and administrative expenses	19.0	18.4
Impairment on equity investment	—	1.9
Interest (income) expense, net	(0.3)	0.2
Income before income taxes*	10.3%	7.5%
*Figures may not foot due to rounding.

Net Sales
Net sales for the quarter ended April 29, 2023 totaled $11.8 billion, a 3% increase versus first quarter fiscal 2023 net sales of $11.4 billion. The increase reflects a 3% increase in comp store sales and a 1% increase from non-comp store sales, partially offset by a 1% negative impact from foreign currency exchange rates. Net sales from our e-commerce sites combined amounted to less than 2% of total sales for each of the first quarters of fiscal 2024 and fiscal 2023.
We have returned to our historical definition of comparable store sales (as defined below). While stores in the U.S. were open for all of fiscal 2022, a significant number of stores in TJX Canada and TJX International experienced COVID-related temporary store closures and government-mandated shopping restrictions during fiscal 2022. Therefore, in fiscal 2023, we could not measure year-over-year comparable store sales with fiscal 2022 in these geographies in a meaningful way. As a result, the comparable stores included in the fiscal 2023 measure consisted of U.S. stores only, which we refer to as U.S. comparable store sales (“U.S. comp store sales”), and are calculated against sales for the comparable period in fiscal 2022.
Comp store sales increased 3% for the first quarter of fiscal 2024. U.S. comp store sales for the first quarter of fiscal 2023 were flat. Comp store sales reflect an increase in customer traffic, partially offset by a decrease in average basket. Within average basket, a decline in units was partially offset by an increase in average ticket. Strong apparel comp sales outperformed a decline in home fashions sales for the first quarter of fiscal 2024.
As of April 29, 2023, our store count increased 3% and selling square footage increased 3% compared to the end of the first quarter last year.
Definition of Comparable Store Sales
We define comparable store sales, or comp store sales, to be sales of stores that have been in operation for all or a portion of two consecutive fiscal years, or, in other words, stores that are starting their third fiscal year of operation. We calculate comp store sales on a 52-week basis by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have changed in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated comp percentage is immaterial.
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
Comp store sales may be referred to as “same store” sales by other retail companies. The method for calculating comp store sales varies across the retail industry; therefore, our measure of comp store sales may not be comparable to that of other retail companies.
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
Transactional Foreign Exchange
When discussing the impact on our results of the effect of foreign currency exchange rates on certain transactions, we refer to it as “transactional foreign exchange”. This primarily includes the impact that foreign currency exchange rates may have on the year-over-year comparison of merchandise margin as well as “foreign currency gains and losses” on transactions that are denominated in a currency other than the operating division's local currency. These two items can impact segment margin comparison of our foreign divisions, and we have highlighted them when they are meaningful to understanding operating trends.
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 71.1% for the first quarter of fiscal 2024, a decrease of 1 percentage point over 72.1% for the first quarter of fiscal 2023.
The decrease in the cost of sales ratio, including buying and occupancy costs, for the first quarter of fiscal 2024 was primarily attributable to higher merchandise margin, partially offset by the unfavorable impact on the mark-to-market adjustment on fuel and inventory hedges. Merchandise margin reflects favorable freight costs and higher markon, partially offset by higher shrink accrual rates in the current year.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, was 19.0% for the first quarter of fiscal 2024, an increase of 0.6 percentage points over 18.4% for the first quarter of fiscal 2023.
The increase in the SG&A ratio for the first quarter of fiscal 2024 was driven by higher administrative costs, store management and store associate payroll.
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

Interest (Income) Expense, net
The components of interest (income) expense, net are summarized below:

	Thirteen Weeks Ended
In millions	April 29, 2023	April 30, 2022
Interest expense	$23	$23
Capitalized interest	(1)	(2)
Interest (income)	(59)	(2)
Interest (income) expense, net	$(37)	$19
Net interest (income) expense decreased for the first quarter of fiscal 2024 compared to the same period in fiscal 2023 due to an increase in interest income driven by an increase in prevailing rates and a higher average cash balance.
Provision for Income Taxes
In August 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax (the “Corporate AMT”) for tax years beginning after December 31, 2022 and levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax on the net repurchase, the Corporate AMT or other provisions of the IRA did not have a material impact on our results of operations or financial position for the first quarter of fiscal 2024.
The effective income tax rate was 26.2% for the first quarter of fiscal 2024 compared to 31.1% for the first quarter of fiscal 2023. The decrease in the first quarter of fiscal 2024 effective income tax rate was primarily due to the first quarter of fiscal 2023 reflecting the impairment of our minority investment in Familia with no estimated tax benefit that was partially offset by the resolution of various tax matters.
Net Income and Diluted Earnings Per Share
Net income for the first quarter of fiscal 2024 was $0.9 billion, or $0.76 per diluted share compared with $0.6 billion, or $0.49 per diluted share for the first quarter of fiscal 2023. The $218 million impairment on our equity investment in Familia had a $0.19 negative impact on earnings per share for the first quarter of fiscal 2023. Foreign currency had a neutral impact on earnings per share for the first quarter of fiscal 2024 compared to a $0.02 positive impact on earnings per share for the first quarter of fiscal 2023.
Subsequent to the end of the quarter, we announced that we will be offering eligible, former TJX Associates who have not yet commenced their qualified pension plan benefit an opportunity to receive a voluntary lump sum payout of their vested pension plan benefit. As a result, we anticipate an immaterial non-cash settlement charge. This potential non-cash settlement charge is expected to be incurred in the third quarter of fiscal 2024 and would impact our pretax profit margin and earnings per share results.
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
We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest (income) expense, net, and certain separately disclosed unusual or infrequent items. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other companies. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of our performance or as a measure of liquidity.
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended
U.S. dollars in millions	April 29, 2023	April 30, 2022
Net sales	$7,366	$6,871
Segment profit	$1,028	$904
Segment profit margin	14.0%	13.2%
Comp store sales	5%	3%
Stores in operation at end of period:
T.J. Maxx	1,304	1,285
Marshalls	1,189	1,155
Sierra	81	60
Total	2,574	2,500
Selling square footage at end of period (in millions):
T.J. Maxx	28	28
Marshalls	27	26
Sierra	1	1
Total	56	55
Net Sales
Net sales for Marmaxx were $7.4 billion for the first quarter of fiscal 2024, an increase of 7% compared to $6.9 billion for the first quarter of fiscal 2023. This increase in the first quarter was driven by a 5% increase from comp store sales and a 2% increase from non comp store sales. The increase in comp store sales was attributable to an increase in customer traffic. For the first quarter ended April 29, 2023, strong apparel sales outperformed a decline in home fashions sales. All geographies generally performed in line with the overall comp store sales increase.
Segment Profit Margin
Segment profit margin increased to 14.0% for the first quarter of fiscal 2024 compared to 13.2% for the same period last year. The increase in segment profit margin for the first quarter of fiscal 2024 was driven by improved merchandise margin and leverage on higher comp store sales, primarily in occupancy costs, partially offset by increased administrative costs. Within merchandise margin, favorable freight costs and higher markon were partially offset by higher shrink accrual rates in the current year.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented less than 3% of Marmaxx’s net sales for the first quarter of fiscal 2024 and fiscal 2023, and did not have a significant impact on year-over-year segment margin comparisons.

HomeGoods

	Thirteen Weeks Ended
U.S. dollars in millions	April 29, 2023	April 30, 2022
Net sales	$1,966	$2,036
Segment profit	$144	$122
Segment profit margin	7.3%	6.0%
Comp store sales	(7)%	(7)%
Stores in operation at end of period:
HomeGoods	901	859
Homesense	49	39
Total	950	898
Selling square footage at end of period (in millions):
HomeGoods	17	16
Homesense	1	1
Total	18	17
Net Sales
Net sales for HomeGoods were approximately $2 billion for the first quarter of fiscal 2024, a decrease of 3%, compared to approximately $2 billion for the first quarter of fiscal 2023. This decrease in the first quarter reflects a 7% decrease from comp store sales, partially offset by a 4% increase from non-comp store sales. The decrease in comp store sales for the first quarter of fiscal 2024 was driven by a decrease in average basket due to lower average ticket and a decrease in customer traffic. All geographies performed in line with the overall comp store sales decline.
Segment Profit Margin
Segment profit margin increased to 7.3% for the first quarter of fiscal 2024 compared to 6.0% for the same period last year. The increase in segment profit margin for the first quarter was driven by higher merchandise margin, partially offset by deleverage on lower comp store sales, primarily in occupancy and administrative costs, and higher store payroll expenses. Merchandise margin increased due to favorable freight costs.
Our HomeGoods e-commerce website, homegoods.com, represented less than 1% of HomeGoods net sales for the first quarter of fiscal 2024, and did not have a significant impact on year-over-year segment margin comparisons.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended
U.S. dollars in millions	April 29, 2023	April 30, 2022
Net sales	$1,038	$1,082
Segment profit	$117	$127
Segment profit margin	11.3%	11.7%
Comp store sales(a)	1%	N/A
Stores in operation at end of period:
Winners	298	293
HomeSense	152	148
Marshalls	106	106
Total	556	547
Selling square footage at end of period (in millions):
Winners	6	6
HomeSense	3	3
Marshalls	2	2
Total	11	11
(a)Comp store sales reported for fiscal 2024 and was not applicable for fiscal 2023.
Net Sales
Net sales for TJX Canada were $1 billion for the first quarter of fiscal 2024, a decrease of 4%, compared to $1.1 billion for the first quarter of fiscal 2023. This decrease in the first quarter reflects a negative foreign currency exchange rate impact of 7%, partially offset by a 2% increase in non-comp store sales and a 1% increase in comp store sales. The increase in comp store sales for the first quarter of fiscal 2024 was driven by an increase in customer traffic, partially offset by a decrease in average basket.
Segment Profit Margin
Segment profit margin decreased to 11.3% for the first quarter of fiscal 2024 compared to 11.7% for the same period last year. The decrease for the first quarter of fiscal 2024 was driven by expense deleverage on administrative costs and higher supply chain costs, which were partially offset by higher merchandise margin. Merchandise margin reflects favorable freight costs, partially offset by higher shrink accrual rates in the current year.

TJX International

	Thirteen Weeks Ended
U.S. dollars in millions	April 29, 2023	April 30, 2022
Net sales	$1,413	$1,417
Segment profit (loss)	$38	$13
Segment profit margin	2.7%	0.9%
Comp store sales(a)	4%	N/A
Stores in operation at end of period:
T.K. Maxx	632	623
Homesense	78	77
T.K. Maxx Australia	75	70
Total	785	770
Selling square footage at end of period (in millions):
T.K. Maxx	13	13
Homesense	1	1
T.K. Maxx Australia	1	1
Total	15	15
(a)Comp store sales reported for fiscal 2024 and was not applicable for fiscal 2023.
Net Sales
Net sales for TJX International were $1.4 billion for the first quarter of fiscal 2024, flat compared to $1.4 billion for the first quarter of fiscal 2023. Net sales were flat due to a 4% increase in comp store sales and a 2% increase in non-comp store sales offset by a negative foreign currency exchange rate impact of 6% in the first quarter of fiscal 2024. The increase in comp store sales was driven by an increase in both customer traffic and average basket.
E-commerce sales represented less than 4% of TJX International’s net sales for the first quarters of both fiscal 2024 and fiscal 2023.
Segment Profit Margin
Segment profit margin increased to 2.7% for the first quarter of fiscal 2024 compared to 0.9% for the same period last year. This increase is primarily due to higher merchandise margin driven by strong markon and the favorable impact of transactional foreign exchange, partially offset by higher administrative and store payroll expenses.
GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended
In millions	April 29, 2023	April 30, 2022
General corporate expense	$156	$77
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for the first quarter of fiscal 2024 was primarily driven by the mark-to-market adjustment on fuel and inventory hedges.

ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of April 29, 2023, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended April 29, 2023, as described in Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs for the foreseeable future.
As of April 29, 2023, we held $5 billion in cash. Approximately $1.1 billion of our cash was held by our foreign subsidiaries with $0.6 billion held in countries where we intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through April 29, 2023. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
We monitor debt financing markets on an ongoing basis and from time to time may incur additional long-term indebtedness depending on prevailing market conditions, liquidity requirements, existing economic conditions and other factors. In fiscal 2024 we have used, and in the future we may continue to use, operating cash flow and cash on hand to repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, existing economic conditions, contractual restrictions and other factors. As such, we may, from time to time, seek to retire, redeem, prepay or purchase our outstanding debt through redemptions, cash purchases, prepayments, refinancings and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our operating cash flow and/or cash on hand to repay our debt, it will reduce the amount of cash available for additional capital expenditures.
Operating Activities
Operating activities resulted in net cash inflows of $0.7 billion for the three months ended April 29, 2023 and net cash outflows of $0.6 billion for the three months ended April 30, 2022.
Operating cash flows increased compared to fiscal 2023 primarily due to the change in merchandise inventories net of accounts payable, due to elevated inventories in the prior year attributable to larger in-transit inventory associated with the fiscal 2023 supply chain delays.
Investing Activities
Investing activities resulted in net cash outflows of $0.4 billion for the three months ended April 29, 2023 and $0.3 billion for the three months ended April 30, 2022. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first three months of fiscal 2024 primarily reflected property additions for store improvements and renovations, investments in our new stores, as well as investments in our distribution centers and offices, including information technology. We anticipate that capital spending for the full fiscal year 2024 will be approximately $1.7 billion to $1.9 billion. We plan to fund these expenditures with our existing cash balances and through internally generated funds.
Financing Activities
Financing activities resulted in net cash outflows of $0.8 billion for the first three months of fiscal 2024 and net cash outflows of $0.9 billion for the first three months of fiscal 2023. The cash outflows for both periods were driven by equity repurchases and dividend payments.
Debt
Our $500 million 2.500% ten-year Notes due May 2023, included within our current maturities of long-term debt as of April 29, 2023, were paid from operating funds during the second quarter of fiscal 2024 upon maturity. For further information regarding long-term debt, see Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
Equity
Under our stock repurchase programs, we paid $0.5 billion to repurchase and retire 6.4 million shares of our stock on a settlement basis in the first three months of fiscal 2024. As of April 29, 2023, approximately $3 billion remained available under our existing stock repurchase programs. We paid $0.6 billion to repurchase and retire 9.6 million shares of our stock on a settlement basis in the first three months of fiscal 2023. We currently plan to repurchase approximately $2 billion to $2.5 billion of stock under our stock repurchase programs in fiscal 2024.
For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.

The Inflation Reduction Act of 2022, which became law in August 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022. Beginning on January 1, 2023, these purchases are subject to the excise tax. The excise tax on the net stock repurchase portion of the IRA did not have a material impact on our results of operations or financial position in the first quarter of fiscal 2024. See Note J—Income Taxes of Notes to Consolidated Financial Statements for additional information.
Dividends
We declared quarterly dividends on our common stock of $0.3325 per share in the first three months of fiscal 2024 and $0.295 per share in the first three months of fiscal 2023. Cash payments for dividends on our common stock totaled $0.3 billion for both the first three months of fiscal 2024 and fiscal 2023.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
There have been no material changes to the critical accounting estimates as discussed in TJX's Annual Report on Form 10-K for the fiscal year ended January 28, 2023. For a discussion of accounting standards, see Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in TJX’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 and Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
FORWARD-LOOKING STATEMENTS
Various statements made in this Quarterly Report on Form 10-Q are forward-looking and involve a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements, including, among others, statements regarding the Company's business plans, anticipated share repurchases, plans with respect to long-term indebtedness, and the Company's plans related to, and expected impact of, a pension payout offer. These statements are typically accompanied by the words “aim,” “anticipate,” “aspire,” “believe,” “continue,” “could,” “should,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “strive,” “target,” “will,” “would,” or similar words, although not all forward-looking statements contain these identifying words. Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Applicable risks and uncertainties include, among others, execution of buying strategy and inventory management; customer trends and preferences; competition; various marketing efforts; operational and business expansion; management of large size and scale; merchandise sourcing and transport; data security and maintenance and development of information technology systems; labor costs and workforce challenges; personnel recruitment, training and retention; corporate and retail banner reputation; evolving corporate governance and public disclosure regulations and expectations with respect to environmental, social and governance matters; expanding international operations; fluctuations in quarterly operating results and market expectations; inventory or asset loss; cash flow; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; real estate activities; economic conditions and consumer spending; market instability; severe weather, serious disruptions or catastrophic events; disproportionate impact of disruptions in the second half of the fiscal year; commodity availability and pricing; fluctuations in currency exchange rates; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal proceedings and other legal or regulatory matters; quality, safety and other issues with our merchandise; tax matters; and other factors that may be described in our filings with the Securities and Exchange Commission (the “SEC”), including our most recent Annual Report on Form 10-K filed with the SEC. You are encouraged to read our filings with the SEC, available at www.sec.gov, for a discussion of these and other risks and uncertainties. We caution investors, potential investors and others not to place considerable reliance on the forward-looking statements contained in this Form 10-Q. The forward-looking statements in this report speak only as of the date of this Form 10-Q, and we do not undertake any obligation to publicly update or revise our forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.

Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 29, 2023 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
Effective January 29, 2023, we implemented a new financial application to simplify and standardize our global consolidated financial reporting process while enhancing and improving the control environment surrounding the Company's financial data and information. Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended April 29, 2023 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Note K—Contingent Obligations, Contingencies, and Commitments of Notes to Consolidated Financial Statements for information on legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 28, 2023, as filed with the Securities Exchange Commission on March 29, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
INFORMATION ON SHARE REPURCHASES
The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2024 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
January 29, 2023 through February 25, 2023	1,123,870	$80.08	1,123,870	$3,453,792,777
February 26, 2023 through April 1, 2023	2,964,830	$75.89	2,964,830	$3,228,793,869
April 2, 2023 through April 29, 2023	2,370,059	$78.06	2,370,059	$3,043,793,937
Total	6,458,759		6,458,759
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2023, we announced that our Board of Directors had approved a new stock repurchase program that authorized the repurchase of up to an additional $2 billion of our common stock from time to time. Under this program and a previously announced program, we had approximately $3 billion available for repurchase as of April 29, 2023.

Item 6. Exhibits

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.1	The First Amendment to the Executive Savings Plan (As Amended and Restated, Effective January 1, 2022) effective April 1, 2023*
10.2
2028 Amended and Restated Revolving Credit Agreement, dated as of May 8, 2023, by and among the TJX Companies, Inc., U.S. Bank of National Association, as administrative agent, and each of the lenders party thereto**

10.3
First Amendment to 2026 Revolving Credit Agreement, dated as of May 8, 2023, by and among The TJX Companies, Inc., U.S. Bank National Association, as administrative agent, and each of the lenders party thereto

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
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2023, formatted in Inline XBRL (included in Exhibit 101)
* Management contract or compensatory plan or arrangement.
** Schedules and certain portions of this exhibit are omitted pursuant to Item 601 of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: May 26, 2023
/s/ John Klinger
John Klinger, Chief Financial Officer
(Principal Financial and Accounting Officer)