Form 10-Q
period 2023-07-29
TJX COMPANIES INC /DE/
filed 2023-08-25
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended July 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of August 18, 2023: 1,144,080,554

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN MILLIONS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$12,758	$11,843	$24,541	$23,249
Cost of sales, including buying and occupancy costs	8,910	8,571	17,284	16,794
Selling, general and administrative expenses	2,559	2,175	4,797	4,269
Impairment on equity investment	—	—	—	218
Interest (income) expense, net	(38)	11	(75)	30
Income before income taxes	1,327	1,086	2,535	1,938
Provision for income taxes	338	276	655	541
Net income	$989	$810	$1,880	$1,397
Basic earnings per share	$0.86	$0.69	$1.63	$1.19
Weighted average common shares – basic	1,148	1,168	1,151	1,173
Diluted earnings per share	$0.85	$0.69	$1.62	$1.18
Weighted average common shares – diluted	1,161	1,178	1,163	1,184
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	July 29, 2023	July 30, 2022
Net income	$989	$810
Additions to other comprehensive income (loss):
Foreign currency translation adjustments, net of related tax provisions of $1 in fiscal 2024 and $0.4 in fiscal 2023	40	(30)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $0.1 in fiscal 2024 and $2 in fiscal 2023	1	4
Other comprehensive income (loss), net of tax	41	(26)
Total comprehensive income	$1,030	$784

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Net income	$1,880	$1,397
Additions to other comprehensive income (loss):
Foreign currency translation adjustments, net of related tax provision of $0.4 in fiscal 2024 and tax benefit of $0.2 in fiscal 2023	54	(89)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of prior service cost and deferred gains/losses, net of related tax provisions of $0.2 in fiscal 2024 and $3 in fiscal 2023	1	8
Other comprehensive income (loss), net of tax	55	(81)
Total comprehensive income	$1,935	$1,316
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN MILLIONS, EXCEPT SHARE DATA

	July 29, 2023	January 28, 2023	July 30, 2022
Assets
Current assets:
Cash and cash equivalents	$4,550	$5,477	$3,531
Accounts receivable, net	548	563	556
Merchandise inventories	6,585	5,819	7,083
Prepaid expenses and other current assets	507	478	553
Federal, state and foreign income taxes recoverable	148	119	112
Total current assets	12,338	12,456	11,835
Net property at cost	6,166	5,783	5,390
Non-current deferred income taxes, net	149	158	172
Operating lease right of use assets	9,406	9,086	8,987
Goodwill	95	97	97
Other assets	768	769	610
Total assets	$28,922	$28,349	$27,091
Liabilities
Current liabilities:
Accounts payable	$4,438	$3,794	$4,085
Accrued expenses and other current liabilities	4,244	4,346	3,928
Current portion of operating lease liabilities	1,618	1,610	1,572
Current portion of long-term debt	—	500	500
Federal, state and foreign income taxes payable	17	55	62
Total current liabilities	10,317	10,305	10,147
Other long-term liabilities	915	919	917
Non-current deferred income taxes, net	132	127	67
Long-term operating lease liabilities	8,089	7,775	7,706
Long-term debt	2,861	2,859	2,857
Commitments and contingencies (See Note K)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,144,948,031; 1,155,437,908 and 1,161,886,769 respectively	1,145	1,155	1,162
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss) income	(551)	(606)	(768)
Retained earnings	6,014	5,815	5,003
Total shareholders’ equity	6,608	6,364	5,397
Total liabilities and shareholders’ equity	$28,922	$28,349	$27,091
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN MILLIONS

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Cash flows from operating activities:
Net income	$1,880	$1,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	467	438
Impairment on equity investment	—	218
Loss on property disposals and impairment charges	21	5
Deferred income tax provision	16	26
Share-based compensation	70	58
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	19	(48)
(Increase) in merchandise inventories	(734)	(1,207)
(Increase) decrease in income taxes recoverable	(28)	2
(Increase) in prepaid expenses and other current assets	(34)	(50)
Increase (decrease) in accounts payable	619	(311)
(Decrease) in accrued expenses and other liabilities	(170)	(393)
(Decrease) in income taxes payable	(36)	(123)
Increase in net operating lease liabilities	0	6
Other, net	(4)	(12)
Net cash provided by operating activities	2,086	6
Cash flows from investing activities:
Property additions	(820)	(693)
Purchases of investments	(17)	(21)
Sales and maturities of investments	18	11
Net cash (used in) investing activities	(819)	(703)
Cash flows from financing activities:
Repayment of debt	(500)	—
Payments for repurchase of common stock	(1,041)	(1,307)
Cash dividends paid	(725)	(655)
Proceeds from issuance of common stock	81	50
Other	(29)	(33)
Net cash (used in) financing activities	(2,214)	(1,945)
Effect of exchange rate changes on cash	20	(54)
Net (decrease) in cash and cash equivalents	(927)	(2,696)
Cash and cash equivalents at beginning of year	5,477	6,227
Cash and cash equivalents at end of period	$4,550	$3,531
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, April 29, 2023	1,150	$1,150	$—	$(592)	$5,864	$6,422
Net income	—	—	—	—	989	989
Other comprehensive income, net of tax	—	—	—	41	—	41
Cash dividends declared on common stock	—	—	—	—	(381)	(381)
Recognition of share-based compensation	—	—	36	—	—	36
Issuance of common stock under stock incentive plan and related tax effect	2	2	54	—	(1)	55
Common stock repurchased	(7)	(7)	(90)	—	(457)	(554)
Balance, July 29, 2023	1,145	$1,145	$—	$(551)	$6,014	$6,608

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, April 30, 2022	1,173	$1,173	$—	$(742)	$5,164	$5,595
Net income	—	—	—	—	810	810
Other comprehensive (loss), net of tax	—	—	—	(26)	—	(26)
Cash dividends declared on common stock	—	—	—	—	(343)	(343)
Recognition of share-based compensation	—	—	31	—	—	31
Issuance of common stock under stock incentive plan and related tax effect	0	0	31	—	(1)	30
Common stock repurchased	(11)	(11)	(62)	—	(627)	(700)
Balance, July 30, 2022	1,162	$1,162	$—	$(768)	$5,003	$5,397
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Twenty-Six Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, January 28, 2023	1,155	$1,155	$—	$(606)	$5,815	$6,364
Net income	—	—	—	—	1,880	1,880
Other comprehensive income, net of tax	—	—	—	55	—	55
Cash dividends declared on common stock	—	—	—	—	(764)	(764)
Recognition of share-based compensation	—	—	70	—	—	70
Issuance of common stock under stock incentive plan and related tax effect	3	3	51	—	(1)	53
Common stock repurchased and retired	(13)	(13)	(121)	—	(916)	(1,050)
Balance, July 29, 2023	1,145	$1,145	$—	$(551)	$6,014	$6,608

	Twenty-Six Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, January 29, 2022	1,181	$1,181	$—	$(687)	$5,509	$6,003
Net income					1,397	1,397
Other comprehensive (loss), net of tax	—	—	—	(81)		(81)
Cash dividends declared on common stock	—	—	—	—	(690)	(690)
Recognition of share-based compensation	—	—	58	—	—	58
Issuance of common stock under stock incentive plan and related tax effect	2	2	16	—	(1)	17
Common stock repurchased and retired	(21)	(21)	(74)	—	(1,212)	(1,307)
Balance, July 30, 2022	1,162	$1,162	$—	$(768)	$5,003	$5,397
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
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends February 3, 2024 (“fiscal 2024”) and is a 53-week fiscal year. Fiscal 2023 was a 52-week fiscal year. Fiscal 2025 will be a 52-week fiscal year and will end February 1, 2025.
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
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In millions	July 29, 2023	July 30, 2022
Balance, beginning of year	$721	$685
Deferred revenue	858	852
Effect of exchange rates changes on deferred revenue	1	(3)
Revenue recognized	(916)	(905)
Balance, end of period	$664	$629
TJX recognized $472 million in gift card revenue for the three months ended July 29, 2023 and $462 million for the three months ended July 30, 2022. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

Leases
Supplemental cash flow information related to leases is as follows:

	Twenty-Six Weeks Ended
In millions	July 29, 2023	July 30, 2022
Operating cash flows paid for operating leases	$999	$972
Lease liabilities arising from obtaining right of use assets	$1,148	$1,151
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
Note B. Property at Cost
The following table presents the components of property at cost:

In millions	July 29, 2023	January 28, 2023	July 30, 2022
Land and buildings	$2,086	$2,043	$1,960
Leasehold costs and improvements	4,147	3,874	3,667
Furniture, fixtures and equipment	7,797	7,400	7,080
Total property at cost	$14,030	$13,317	$12,707
Less: accumulated depreciation and amortization	7,864	7,534	7,317
Net property at cost	$6,166	$5,783	$5,390
Depreciation expense was $234 million for the three months ended July 29, 2023 and $216 million for the three months ended July 30, 2022. Depreciation expense was $464 million for the six months ended July 29, 2023 and $434 million for the six months ended July 30, 2022.
Non-cash investing activities in the cash flows consist of accrued capital additions of $192 million and $145 million as of the periods ended July 29, 2023 and July 30, 2022, respectively.
Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income are recorded net of taxes. The following table details the changes in Accumulated other comprehensive loss for the twelve months ended January 28, 2023 and the six months ended July 29, 2023:

In millions and net of immaterial taxes	Foreign Currency Translation	Deferred Benefit Costs	Accumulated Other Comprehensive (Loss) Income
Balance, January 29, 2022	$(488)	$(199)	$(687)
Additions to other comprehensive loss:
Foreign currency translation adjustments, net of taxes	(56)	—	(56)
Recognition of net gains/losses on benefit obligations, net of taxes	—	121	121
Reclassifications from other comprehensive loss to net income:
Amortization of prior service cost and deferred gains/losses, net of taxes	—	16	16
Balance, January 28, 2023	$(544)	$(62)	$(606)
Additions to other comprehensive loss:
Foreign currency translation adjustments, net of taxes	54	—	54
Reclassifications from other comprehensive loss to net income:
Amortization of prior service cost and deferred gains/losses, net of taxes	—	1	1
Balance, July 29, 2023	$(490)	$(61)	$(551)

Note D. Capital Stock and Earnings Per Share
Capital Stock
TJX repurchased and retired 6.7 million shares of its common stock at a cost of approximately $555 million, including applicable excise tax, during the quarter ended July 29, 2023, on a “trade date” basis. During the six months ended July 29, 2023, TJX repurchased and retired 13.2 million shares of its common stock at a cost of approximately $1.1 billion, on a “trade date” basis. TJX reflects stock repurchases in its consolidated financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1 billion for the six months ended July 29, 2023 and $1.3 billion for the six months ended July 30, 2022. These expenditures were funded by cash on hand and cash generated from current and prior period operations.
In February 2023, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $2 billion of TJX common stock from time to time. Under this program and previously announced programs, TJX had approximately $2.5 billion available for repurchase as of July 29, 2023.
All shares repurchased under the stock repurchase programs have been retired.
Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Amounts in millions, except per share amounts	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Basic earnings per share:
Net income	$989	$810	$1,880	$1,397
Weighted average common shares outstanding for basic earnings per share calculation	1,148	1,168	1,151	1,173
Basic earnings per share	$0.86	$0.69	$1.63	$1.19
Diluted earnings per share:
Net income	$989	$810	$1,880	$1,397
Weighted average common shares outstanding for basic earnings per share calculation	1,148	1,168	1,151	1,173
Assumed exercise/vesting of stock options and awards	13	10	12	11
Weighted average common shares outstanding for diluted earnings per share calculation	1,161	1,178	1,163	1,184
Diluted earnings per share	$0.85	$0.69	$1.62	$1.18
Cash dividends declared per share	$0.3325	$0.295	$0.665	$0.59
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were no such options excluded for the thirteen weeks and twenty-six weeks ended July 29, 2023. There were 5.1 million such options excluded for the thirteen weeks and twenty-six weeks ended July 30, 2022.
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

Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel fuel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing, and the resulting per mile surcharges payable by TJX, by setting a fixed price per gallon for the period being hedged. During fiscal 2023, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for fiscal 2024, and during the first six months of fiscal 2024, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for the first six months of fiscal 2025. The hedge agreements outstanding at July 29, 2023 relate to approximately 50% of TJX’s estimated notional diesel fuel requirements for the remainder of fiscal 2024 and the first six months of fiscal 2025. These diesel fuel hedge agreements will settle throughout fiscal 2024 and throughout the first seven months of fiscal 2025. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at July 29, 2023 cover merchandise purchases the Company is committed to over the next several months in fiscal 2024. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. Merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for Euro denominated merchandise purchases from third-party vendors. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this exposure.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at July 29, 2023:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at July 29, 2023
Fair value hedges:
Intercompany balances, primarily debt:
	€60		£52	0.8738	Prepaid Exp	$0.6	$—	$0.6
A$	162	U.S.$	112	0.6926	Prepaid Exp	3.5	—	3.5
U.S.$	69		£55	0.8010	Prepaid Exp	2.0	—	2.0
	£200	U.S.$	244	1.2191	(Accrued Exp)	—	(13.4)	(13.4)
	€200	U.S.$	219	1.0964	Prepaid Exp / (Accrued Exp)	0.3	(3.3)	(3.0)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.0M – 3.8M gal per month	Float on 3.0M – 3.8M gal per month		N/A	(Accrued Exp)	—	(2.0)	(2.0)
Intercompany billings in TJX International, primarily merchandise:
	€107		£91	0.8526	(Accrued Exp)	—	(0.8)	(0.8)
Merchandise purchase commitments:
C$	876	U.S.$	655	0.7473	Prepaid Exp / (Accrued Exp)	0.2	(9.0)	(8.8)
C$	28		€19	0.6799	Prepaid Exp / (Accrued Exp)	0.1	(0.3)	(0.2)
	£376	U.S.$	468	1.2462	Prepaid Exp / (Accrued Exp)	0.5	(15.5)	(15.0)
A$	96	U.S.$	65	0.6810	Prepaid Exp	1.3	—	1.3
zł	605		£114	0.1878	(Accrued Exp)	—	(4.4)	(4.4)
U.S.$	110		€101	0.9139	Prepaid Exp / (Accrued Exp)	1.3	(0.3)	1.0
Total fair value of derivative financial instruments						$9.8	$(49.0)	$(39.2)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 28, 2023:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 28, 2023
Fair value hedges:
Intercompany balances, primarily debt:
	€60		£53	0.8807	(Accrued Exp)	$—	$(0.3)	$(0.3)
A$	150	U.S.$	105	0.7003	(Accrued Exp)	—	(2.6)	(2.6)
U.S.$	69		£55	0.8010	(Accrued Exp)	—	(0.3)	(0.3)
	£200	U.S.$	244	1.2191	(Accrued Exp)	—	(5.5)	(5.5)
	€200	U.S.$	213	1.0652	Prepaid Exp / (Accrued Exp)	0.8	(7.0)	(6.2)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.2M – 3.6M gal per month	Float on 3.2M– 3.6M gal per month		N/A	Prepaid Exp	3.9	—	3.9
Intercompany billings in TJX International, primarily merchandise:
	€146		£129	0.8834	Prepaid Exp	0.8	—	0.8
Merchandise purchase commitments:
C$	705	U.S.$	525	0.7449	Prepaid Exp / (Accrued Exp)	2.2	(7.1)	(4.9)
C$	23		€16	0.7064	Prepaid Exp / (Accrued Exp)	0.4	(0.0)	0.4
	£299	U.S.$	356	1.1916	Prepaid Exp / (Accrued Exp)	0.1	(15.4)	(15.3)
zł	507		£91	0.1788	(Accrued Exp)	—	(3.6)	(3.6)
A$	104	U.S.$	71	0.6819	(Accrued Exp)	—	(3.3)	(3.3)
U.S.$	85		€82	0.9634	Prepaid Exp	4.3	—	4.3
Total fair value of derivative financial instruments						$12.5	$(45.1)	$(32.6)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at July 30, 2022:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at July 30, 2022
Fair value hedges:
Intercompany balances, primarily debt:
	€60		£51	0.8428	Prepaid Exp	$0.3	$—	$0.3
A$	170	U.S.$	120	0.7034	Prepaid Exp / (Accrued Exp)	0.8	(1.0)	(0.2)
U.S.$	75		£55	0.7368	(Accrued Exp)	—	(6.8)	(6.8)
	£150	U.S.$	204	1.3578	Prepaid Exp	19.1	—	19.1
	€200	U.S.$	223	1.1156	Prepaid Exp / (Accrued Exp)	14.7	(0.1)	14.6
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 2.6M – 3.9M gal per month	Float on 2.6M – 3.9M gal per month		N/A	Prepaid Exp	38.2	—	38.2
Intercompany billings in TJX International, primarily merchandise:
	€206		£174	0.8462	Prepaid Exp	2.1	—	2.1
Merchandise purchase commitments:
C$	807	U.S.$	635	0.7867	Prepaid Exp / (Accrued Exp)	6.7	(1.0)	5.7
C$	26		€19	0.7314	(Accrued Exp)	—	(0.7)	(0.7)
	£440	U.S.$	569	1.2941	Prepaid Exp / (Accrued Exp)	30.0	(2.2)	27.8
A$	71	U.S.$	51	0.7141	Prepaid Exp / (Accrued Exp)	1.1	(0.4)	0.7
zł	701		£124	0.1770	Prepaid Exp / (Accrued Exp)	2.2	(0.0)	2.2
U.S.$	114		€105	0.9188	Prepaid Exp / (Accrued Exp)	0.1	(6.0)	(5.9)
Total fair value of derivative financial instruments						$115.3	$(18.2)	$97.1

The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

		Amount of (Loss) Gain Recognized in Income by Derivative
	Location of (Loss) Gain Recognized in Income by Derivative	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions		July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Fair value hedges:
Intercompany balances, primarily debt	Selling, general and administrative expenses	$(3)	$9	$3	$33
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	10	10	(8)	54
Intercompany billings in TJX International, primarily merchandise	Cost of sales, including buying and occupancy costs	4	0	4	0
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(30)	7	(22)	48
(Loss) gain recognized in income		$(19)	$26	$(23)	$135
Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price”. The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In millions	July 29, 2023	January 28, 2023	July 30, 2022
Level 1
Assets:
Executive Savings Plan investments	$394.8	$371.6	$364.3
Level 2
Assets:
Foreign currency exchange contracts	$9.8	$8.6	$77.1
Diesel fuel contracts	—	3.9	38.2
Liabilities:
Foreign currency exchange contracts	$47.0	$45.1	$18.2
Diesel fuel contracts	2.0	—	—
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

The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2 inputs. The fair value of long-term debt as of July 29, 2023 was $2.6 billion compared to a carrying value of $2.9 billion primarily due to the recent increase in interest rates. The fair value of long-term debt as of January 28, 2023 was $2.6 billion compared to a carrying value of $2.9 billion. The fair value of the current portion of long-term debt as of January 28, 2023 was $497 million compared to a carrying value of $500 million. The fair value of long-term debt as of July 30, 2022 was $2.7 billion compared to a carrying value of $2.9 billion. The fair value of the current portion of long-term debt as of July 30, 2022 was $497 million compared to a carrying value of $500 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations. For additional information on long-term debt, see Note I—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, whereas the majority of assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended July 29, 2023, January 28, 2023 and July 30, 2022, the Company did not record any material impairments to long-lived assets.
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
Note G. Segment Information
TJX operates four main business segments. In the United States, the Marmaxx segment operates T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com and the HomeGoods segment operates HomeGoods, Homesense, and homegoods.com. The TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX International segment operates T.K. Maxx and Homesense, as well as tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe and T.K. Maxx in Australia. In addition to the Company’s four main business segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
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

Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales:
In the United States:
Marmaxx	$7,903	$7,236	$15,269	$14,107
HomeGoods	2,011	1,856	3,977	3,892
TJX Canada	1,223	1,248	2,261	2,330
TJX International	1,621	1,503	3,034	2,920
Total net sales	$12,758	$11,843	$24,541	$23,249
Segment profit:
In the United States:
Marmaxx	$1,084	$933	$2,112	$1,837
HomeGoods	175	50	319	172
TJX Canada	192	197	309	324
TJX International	32	105	70	118
Total segment profit	1,483	1,285	2,810	2,451
General corporate expense	194	188	350	265
Impairment on equity investment	—	—	—	218
Interest (income) expense, net	(38)	11	(75)	30
Income before income taxes	$1,327	$1,086	$2,535	$1,938
Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In millions	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Service cost	$9	$11	$0	$0
Interest cost	18	14	2	1
Expected return on plan assets	(20)	(22)	—	—
Amortization of net actuarial loss and prior service cost	0	5	1	1
Total expense	$7	$8	$3	$2

	Funded Plan		Unfunded Plan
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
In millions	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Service cost	$17	$23	$1	$1
Interest cost	36	29	3	2
Expected return on plan assets	(40)	(44)	—	—
Amortization of net actuarial loss and prior service cost	0	9	1	2
Total expense	$13	$17	$5	$5

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
The Company has offered eligible former TJX Associates who have not yet commenced their qualified pension plan benefit an opportunity to receive a voluntary lump sum payout of their vested pension plan benefit. As a result, the Company anticipates an immaterial non-cash settlement charge. This potential non-cash settlement charge is expected to be incurred in the third quarter of fiscal 2024 and would impact the Company’s pretax profit margin and earnings per share results.
Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt as of July 29, 2023, January 28, 2023 and July 30, 2022. All amounts are net of unamortized debt discounts.

In millions and net of immaterial unamortized debt discounts	July 29, 2023	January 28, 2023	July 30, 2022
General corporate debt:
2.500% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount)	$—	$500	$500
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount)	998	997	997
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount)	499	499	499
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount)	496	496	495
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount)	500	500	500
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount)	383	383	383
Total debt	2,876	3,375	3,374
Current maturities of long-term debt, net of debt issuance costs	—	(500)	(500)
Debt issuance costs	(15)	(16)	(17)
Long-term debt	$2,861	$2,859	$2,857
Senior Unsecured Notes
During the second quarter of fiscal 2024, the Company repaid its 2.500% ten-year Notes due May 2023 at maturity.
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

Under these credit facilities, the Company has maintained a borrowing capacity of $1.5 billion. As of July 29, 2023, January 28, 2023 and July 30, 2022, there were no amounts outstanding under these facilities. Each of these facilities require TJX to maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (EBITDAR) of not more than 3.50 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
As of July 29, 2023, January 28, 2023 and July 30, 2022, TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of July 29, 2023, January 28, 2023 and July 30, 2022, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of July 29, 2023, January 28, 2023 and July 30, 2022, the Company’s European business at TJX International had a credit line of £5 million. As of July 29, 2023, January 28, 2023 and July 30, 2022, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.
Note J. Income Taxes
In August 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax (the “Corporate AMT”) for tax years beginning after December 31, 2022 and levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax on the net stock repurchase, Corporate AMT, or other provisions of the IRA did not have a material impact on our results of operations or financial position for the first six months of fiscal 2024.
The effective income tax rate was 25.5% for the second quarter of fiscal 2024 and 25.4% for the second quarter of fiscal 2023. The effective income tax rate was 25.8% for the first six months of fiscal 2024 and 27.9% for the first six months of fiscal 2023. The decrease in the effective income tax rate for the first six months of fiscal 2024 was primarily due to the first six months of fiscal 2023 reflecting the impairment of our minority investment in Familia with no estimated tax benefit and the increase in excess tax benefit from share-based compensation in fiscal 2024, partially offset by the resolution of various tax matters in fiscal 2024.
TJX had net unrecognized tax benefits of $264 million as of July 29, 2023, $265 million as of January 28, 2023 and $272 million as of July 30, 2022.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties on the Consolidated Balance Sheets was $39 million as of July 29, 2023, $37 million as of January 28, 2023 and $39 million as of July 30, 2022.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the consolidated financial statements as of July 29, 2023. During the next 12 months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by up to $51 million, which would reduce the provision for taxes on earnings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 29, 2023
Compared to
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 30, 2022
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. Our mission is to deliver great value to our customers every day. We do this by selling a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty and major online retailers) regular prices on comparable merchandise, every day through our stores and seven e-commerce sites. We operate nearly 4,900 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods, Homesense and homegoods.com); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense, tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe, and T.K. Maxx in Australia). In addition to our four main segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
As an overview of our financial performance, results for the quarter ended July 29, 2023 include the following:
–Net sales increased 8% to $12.8 billion for the second quarter of fiscal 2024 versus last year’s second quarter sales of $11.8 billion. As of July 29, 2023, both the number of stores in operation and the selling square footage increased 3% compared to the end of the second quarter of fiscal 2023.
–Consolidated comp store sales increased 6% for the second quarter of fiscal 2024. See Net Sales below for definition of comp store sales.
–Diluted earnings per share for the second quarter of fiscal 2024 were $0.85 versus $0.69 in the second quarter of fiscal 2023.
–Pre-tax profit margin (the ratio of pre-tax income to net sales) for the second quarter of fiscal 2024 was 10.4%, a 1.2 percentage point increase compared with 9.2% in the second quarter of fiscal 2023.
–Our cost of sales, including buying and occupancy costs, ratio for the second quarter of fiscal 2024 was 69.8%, a 2.6 percentage point decrease compared with 72.4% in the second quarter of fiscal 2023.
–Our selling, general and administrative (“SG&A”) expense ratio for the second quarter of fiscal 2024 was 20.1%, a 1.7 percentage point increase compared with 18.4% in the second quarter of fiscal 2023.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were down 6% on both a reported basis and constant currency basis at the end of the second quarter of fiscal 2024.
–During the second quarter of fiscal 2024, we returned $932 million to our shareholders through share repurchases and dividends.
Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	69.8	72.4	70.4	72.2
Selling, general and administrative expenses	20.1	18.4	19.5	18.4
Impairment on equity investment	—	—	—	0.9
Interest (income) expense, net	(0.3)	0.1	(0.3)	0.1
Income before income taxes*	10.4%	9.2%	10.3%	8.3%
*Figures may not foot due to rounding.

Net Sales
Net sales for the quarter ended July 29, 2023 totaled $12.8 billion, an 8% increase versus second quarter fiscal 2023 net sales of $11.8 billion. The increase reflects a 6% increase in comp store sales and a 2% increase from non-comp store sales. Net sales from our e-commerce sites combined amounted to less than 2% of total sales for each of the second quarters of fiscal 2024 and fiscal 2023.
Net sales for the six months ended July 29, 2023 totaled $24.5 billion, a 6% increase versus net sales of $23.2 billion for the first six months fiscal 2023. The increase reflects a 4% increase in comp store sales and a 2% increase from non-comp store sales. Net sales from our e-commerce sites combined amounted to less than 2% of total sales for each of the first six months of fiscal 2024 and fiscal 2023.
We have returned to our historical definition of comparable store sales (as defined below). While stores in the U.S. were open for all of fiscal 2022, a significant number of stores in TJX Canada and TJX International experienced COVID-related temporary store closures and government-mandated shopping restrictions during fiscal 2022. Therefore, in fiscal 2023, we could not measure year-over-year comparable store sales with fiscal 2022 in these geographies in a meaningful way. As a result, the comparable stores included in the fiscal 2023 measure consisted of U.S. stores only, which we referred to as U.S. comparable store sales (“U.S. comp store sales”), and were calculated against sales for the comparable period in fiscal 2022.
Comp store sales increased 6% for the second quarter of fiscal 2024. U.S. comp store sales decreased 5% for the second quarter of fiscal 2023. Apparel comp store sales (as defined below) growth outperformed home fashions comp store sales (as defined below) growth for the second quarter of fiscal 2024.
Comp store sales increased 4% for the first six months of fiscal 2024. U.S. comp store sales decreased 2% for the first six months of fiscal 2023. Apparel comp store sales growth outperformed a decline in home fashions comp store sales for the first six months ended July 29, 2023.
Comp store sales for both periods were driven by an increase in customer traffic, partially offset by a decrease in average basket.
As of July 29, 2023, both our store count and selling square footage increased 3% compared to the end of the second quarter last year.
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
Comp store sales may be referred to as “same store” sales by other retail companies. The method for calculating comp store sales varies across the retail industry; therefore, our measure of comp store sales may not be comparable to that of other retail companies. Comparable store sales for a category such as home fashions or apparel include sales from merchandise within such category combined across all divisions at the stores that fall within the Company’s definition of comparable stores for such period.
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 69.8% for the second quarter of fiscal 2024, a decrease of 2.6 percentage points over 72.4% for the second quarter of fiscal 2023. The decrease in the cost of sales ratio, including buying and occupancy costs, for the second quarter of fiscal 2024 was primarily attributable to higher merchandise margin and the favorable impact on the mark-to-market adjustments on fuel and inventory hedges. Merchandise margin reflects favorable freight costs, partially offset by higher shrink accrual rates in the current year.
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 70.4% for the first six months of fiscal 2024, a decrease of 1.8 percentage points over 72.2% for the first six months of fiscal 2023. The decrease in the cost of sales ratio, including buying and occupancy costs, for the first six months of fiscal 2024 was primarily attributable to higher merchandise margin, which reflects favorable freight costs, partially offset by higher shrink accrual rates in the current year.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, was 20.1% for the second quarter of fiscal 2024, an increase of 1.7 percentage points over 18.4% for the second quarter of fiscal 2023.
SG&A expenses, as a percentage of net sales, was 19.5% for the first six months of fiscal 2024, an increase of 1.1 percentage points over 18.4% for the first six months of fiscal 2023.
The increase in the SG&A ratio for both the second quarter and first six months of fiscal 2024 was primarily attributable to higher incentive and share-based compensation costs, a reserve related to a German government COVID program receivable, incremental store wage and a contribution to our U.S. charitable foundation.

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
Interest (Income) Expense, net
The components of interest (income) expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Interest expense	$20	$23	$43	$46
Capitalized interest	(1)	(2)	(2)	(3)
Interest (income)	(57)	(10)	(116)	(13)
Interest (income) expense, net	$(38)	$11	$(75)	$30
Net interest (income) expense decreased for both the second quarter of fiscal 2024 and first six months ended July 29, 2023 compared to the same periods in fiscal 2023 due to an increase in interest income driven by an increase in prevailing rates and a higher average cash balance.
Provision for Income Taxes
In August 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax (the “Corporate AMT”) for tax years beginning after December 31, 2022 and levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax on the net stock repurchase, Corporate AMT, or other provisions of the IRA did not have a material impact on our results of operations or financial position for the first six months of fiscal 2024.
The effective income tax rate was 25.5% for the second quarter of fiscal 2024 and 25.4% for the second quarter of fiscal 2023. The effective income tax rate was 25.8% for the first six months of fiscal 2024 and 27.9% for the first six months of fiscal 2023. The decrease in the effective income tax rate for the first six months of fiscal 2024 was primarily due to the first six months of fiscal 2023 reflecting the impairment of our minority investment in Familia with no estimated tax benefit and the increase in excess tax benefit from share-based compensation in fiscal 2024, partially offset by the resolution of various tax matters in fiscal 2024.
Net Income and Diluted Earnings Per Share
Net income was $1 billion, or $0.85 per diluted share, and $810 million, or $0.69 per diluted share, for the second quarters of fiscal 2024 and fiscal 2023, respectively. Foreign currency had a $0.01 negative impact on earnings per share and a $0.03 negative impact on earnings per share for the second quarters of fiscal 2024 and fiscal 2023, respectively.
Net income was $1.9 billion, or $1.62 per diluted share, and $1.4 billion, or $1.18 per diluted share, for the first six months of fiscal 2024 and fiscal 2023, respectively. The $218 million impairment on our equity investment in Familia had a $0.18 negative impact on earnings per share for the first six months of fiscal 2023. Foreign currency had a $0.01 negative impact on earnings per share and a $0.02 negative impact on earnings per share for the first six months of fiscal 2024 and fiscal 2023, respectively.
We have offered eligible former TJX Associates who have not yet commenced their qualified pension plan benefit an opportunity to receive a voluntary lump sum payout of their vested pension plan benefit. As a result, we anticipate an immaterial non-cash settlement charge. This potential non-cash settlement charge is expected to be incurred in the third quarter of fiscal 2024 and would impact our pretax profit margin and earnings per share results.

Segment Information
We operate four main business segments. In the United States, our Marmaxx segment operates T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com and our HomeGoods segment operates HomeGoods, Homesense and homegoods.com. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, Homesense, tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe and T.K. Maxx in Australia. In addition to our four main segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
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
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$7,903	$7,236	$15,269	$14,107
Segment profit	$1,084	$933	$2,112	$1,837
Segment profit margin	13.7%	12.9%	13.8%	13.0%
Comp store sales	8%	(2)%	7%	0%
Stores in operation at end of period:
T.J. Maxx			1,305	1,290
Marshalls			1,190	1,157
Sierra			83	62
Total			2,578	2,509
Selling square footage at end of period (in millions):
T.J. Maxx			28	28
Marshalls			27	26
Sierra			1	1
Total			56	55
Net Sales
Net sales for Marmaxx were $7.9 billion for the second quarter of fiscal 2024, an increase of 9% compared to $7.2 billion for the second quarter of fiscal 2023. This increase in the second quarter reflects an 8% increase from comp store sales and a 1% increase from non-comp store sales. The increase in comp store sales was driven by an increase in customer traffic, partially offset by a decrease in average basket.
Net sales for Marmaxx were $15.3 billion for the first six months of fiscal 2024, an increase of 8% compared to $14.1 billion for the first six months of fiscal 2023. This increase in the first six months reflects a 7% increase from comp store sales and a 1% increase from non-comp store sales. The increase in comp store sales was driven by an increase in customer traffic.
For the second quarter of fiscal 2024, Marmaxx had strong apparel and home fashions comp store sales growth. For the first six months of fiscal 2024, strong apparel comp store sales growth outperformed home fashions comp store sales growth. For both periods, all geographies generally performed in line with the overall comp store sales increase.
Segment Profit Margin
Segment profit margin increased to 13.7% for the second quarter of fiscal 2024 compared to 12.9% for the same period last year. Segment profit margin increased to 13.8% for the first six months of fiscal 2024 compared to 13.0% for the same period last year. The increase in segment profit margin for both periods was driven by improved merchandise margin, partially offset by higher incentive compensation costs and incremental store wage. Merchandise margin was primarily driven by favorable freight costs and markon, partially offset by higher shrink accrual rates in the current year.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented less than 3% of Marmaxx’s net sales for both the second quarter and the first six months of fiscal 2024 and fiscal 2023, and did not have a significant impact on year-over-year segment margin comparisons.

HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$2,011	$1,856	$3,977	$3,892
Segment profit	$175	$50	$319	$172
Segment profit margin	8.7%	2.7%	8.0%	4.4%
Comp store sales	4%	(13)%	(2)%	(10)%
Stores in operation at end of period:
HomeGoods			907	862
Homesense			49	40
Total			956	902
Selling square footage at end of period (in millions):
HomeGoods			17	16
Homesense			1	1
Total			18	17
Net Sales
Net sales for HomeGoods were $2 billion for the second quarter of fiscal 2024, an increase of 8%, compared to $1.9 billion for the second quarter of fiscal 2023. This increase in the second quarter reflects a 4% increase from comp store sales and a 4% increase from non-comp store sales. The increase in comp store sales for the second quarter was driven by an increase in customer traffic, partially offset by a decrease in average basket. All geographies performed in line with the overall comp store sales increase.
Net sales for HomeGoods were $4 billion for the first six months of fiscal 2024, an increase of 2%, compared to $3.9 billion for the first six months of fiscal 2023. This increase in the first six months reflects a 4% increase from non-comp store sales, partially offset by a 2% decrease from comp store sales. The decrease in comp store sales for the first six months was driven by a decrease in average basket, partially offset by an increase in customer traffic. All geographies performed in line with the overall comp store sales decline.
Segment Profit Margin
Segment profit margin increased to 8.7% for the second quarter of fiscal 2024 compared to 2.7% for the same period last year. The increase in segment profit margin for the second quarter of fiscal 2024 was driven by higher merchandise margin, partially offset by higher incentive compensations costs and incremental store wage. Merchandise margin was driven by favorable freight costs, partially offset by lower markon.
Segment profit margin increased to 8.0% for the first six months of fiscal 2024 compared to 4.4% for the same period last year. The increase in segment profit margin for the first six months of fiscal 2024 was driven by higher merchandise margin driven by favorable freight costs, partially offset by deleverage on lower comp store sales, primarily in occupancy and administrative costs and incremental store wage.
Our HomeGoods e-commerce website, homegoods.com, represented less than 1% of HomeGoods net sales for both the second quarter and the first six months of fiscal 2024, and did not have a significant impact on year-over-year segment margin comparisons.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$1,223	$1,248	$2,261	$2,330
Segment profit	$192	$197	$309	$324
Segment profit margin	15.7%	15.8%	13.7%	13.9%
Comp store sales(a)	1%	N/A	1%	N/A
Stores in operation at end of period:
Winners			299	295
HomeSense			154	150
Marshalls			106	106
Total			559	551
Selling square footage at end of period (in millions):
Winners			6	6
HomeSense			3	3
Marshalls			2	2
Total			11	11
(a)Comp store sales reported for fiscal 2024 and was not applicable for fiscal 2023.
Net Sales
Net sales for TJX Canada were $1.2 billion for the second quarter of fiscal 2024, a decrease of 2%, compared to net sales for the second quarter of fiscal 2023. This decrease in the second quarter reflects a negative foreign currency exchange rate impact of 4%, partially offset by a 1% increase in comp store sales and a 1% increase in non-comp store sales.
Net sales for TJX Canada were $2.3 billion for the first six months of fiscal 2024, a decrease of 3%, compared to net sales for the first six months of fiscal 2023. This decrease in the first six months reflects a negative foreign currency exchange rate impact of 5%, partially offset by a 1% increase in comp store sales and a 1% increase in non-comp store sales.
The increase in comp store sales for both the second quarter and first six months of fiscal 2024 was driven by an increase in customer traffic, partially offset by a decrease in average basket.
Segment Profit Margin
Segment profit margin decreased to 15.7% for the second quarter of fiscal 2024 compared to 15.8% for the same period last year. The decrease for the second quarter of fiscal 2024 was driven by higher incentive compensation costs, partially offset by higher merchandise margin. Merchandise margin reflects favorable freight costs, partially offset by higher markdowns, higher shrink accrual rates in the current year, and lower markon.
Segment profit margin decreased to 13.7% for the first six months of fiscal 2024 compared to 13.9% for the same period last year. The decrease for the first six months of fiscal 2024 was driven by higher administrative costs and higher incentive compensation costs, which were partially offset by higher merchandise margin. Merchandise margin reflects favorable freight costs, partially offset by higher shrink accrual rates in the current year.

TJX International

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$1,621	$1,503	$3,034	$2,920
Segment profit	$32	$105	$70	$118
Segment profit margin	2.0%	7.0%	2.3%	4.0%
Comp store sales(a)	3%	N/A	4%	N/A
Stores in operation at end of period:
T.K. Maxx			636	626
Homesense			79	77
T.K. Maxx Australia			76	71
Total			791	774
Selling square footage at end of period (in millions):
T.K. Maxx			13	13
Homesense			1	1
T.K. Maxx Australia			1	1
Total			15	15
(a)Comp store sales reported for fiscal 2024 and was not applicable for fiscal 2023.
Net Sales
Net sales for TJX International were $1.6 billion for the second quarter of fiscal 2024, an increase of 8%, compared to $1.5 billion for the second quarter of fiscal 2023. This increase in the second quarter reflects a positive foreign currency exchange rate impact of 4%, a 3% increase in comp store sales and a 1% increase in non-comp store sales.
Net sales for TJX International were $3 billion for the first six months of fiscal 2024, an increase of 4%, compared to $2.9 billion for the first six months of fiscal 2023. This increase in the first six months of fiscal 2024 reflects a 4% increase in comp store sales and a 1% increase in non-comp store sales, partially offset by a negative foreign currency exchange rate impact of 1%.
The increase in comp store sales for both the second quarter and first six months of fiscal 2024 was driven by an increase in both customer traffic and average basket.
During the second quarter of fiscal 2024, TJX International made online shopping available in Germany at tkmaxx.de and in Austria at tkmaxx.at. E-commerce sales represented less than 3% of TJX International’s net sales for the second quarters of both fiscal 2024 and fiscal 2023 and less than 4% for the first six months of the same periods.
Segment Profit Margin
Segment profit margin decreased to 2.0% for the second quarter of fiscal 2024 compared to 7.0% for the same period last year. The decrease for the second quarter of fiscal 2024 was primarily due to a reserve related to a German government COVID program receivable, and higher administrative costs, incremental store wage and higher incentive compensation costs, partially offset by the favorable impact of transactional foreign exchange.
Segment profit margin decreased to 2.3% for the first six months of fiscal 2024 compared to 4.0% for the same period last year. The decrease for the first six months of fiscal 2024 was primarily due to a reserve related to a German government COVID program receivable, and higher administrative costs, incremental store wage and higher incentive compensation costs, partially offset by the favorable impact of transactional foreign exchange and higher merchandise margin. Merchandise margin reflects strong markon and favorable freight costs.

GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
General corporate expense	$194	$188	$350	$265
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for the second quarter of fiscal 2024 was primarily driven by a contribution to TJX’s U.S. charitable foundation and higher incentive and share-based compensation costs, partially offset by favorable mark-to-market adjustments on fuel and inventory hedges.
The increase in general corporate expense for the first six months of fiscal 2024 was primarily driven by higher incentive and share-based compensation costs, a contribution to TJX’s U.S. charitable foundation and unfavorable mark-to-market adjustments on fuel hedges, partially offset by favorable mark-to-market adjustments on inventory hedges.
ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of July 29, 2023, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended July 29, 2023, as described in Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs for the foreseeable future.
As of July 29, 2023, we held $4.6 billion in cash. Approximately $1.3 billion of our cash was held by our foreign subsidiaries with $771 million held in countries where we intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through July 29, 2023. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
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
Operating Activities
Operating activities resulted in net cash inflows of $2.1 billion for the six months ended July 29, 2023 and net cash inflows of $6 million for the six months ended July 30, 2022.
Operating cash flows increased compared to fiscal 2023 primarily due to the $1.4 billion change in merchandise inventories net of accounts payable, due to elevated inventories in the prior year attributable to larger in-transit inventory associated with the fiscal 2023 supply chain delays.
Investing Activities
Investing activities resulted in net cash outflows of $819 million for the six months ended July 29, 2023 and $703 million for the six months ended July 30, 2022. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first six months of fiscal 2024 primarily reflected property additions for store improvements and renovations, investments in our new stores, as well as investments in our distribution centers and offices, including information technology. We anticipate that capital spending for the full fiscal year 2024 will be approximately $1.7 billion to $1.9 billion. We plan to fund these expenditures with our existing cash balances and through internally generated funds.

Financing Activities
Financing activities resulted in net cash outflows of $2.2 billion for the first six months of fiscal 2024 and net cash outflows of $1.9 billion for the first six months of fiscal 2023. The cash outflows for both periods were primarily driven by equity repurchases and dividend payments. Additionally the first six months of fiscal 2024 included a $500 million debt repayment upon maturity.
Debt
The cash outflows in the first six months of fiscal 2024 were due to the repayment of our $500 million 2.500% ten-year Notes due May 2023 during the second quarter of fiscal 2024, upon maturity. For further information regarding long-term debt, see Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
Equity
Under our stock repurchase programs, we paid $1 billion to repurchase and retire 13.1 million shares of our stock on a settlement basis in the first six months of fiscal 2024. As of July 29, 2023, approximately $2.5 billion remained available under our existing stock repurchase programs. We paid $1.3 billion to repurchase and retire 21.5 million shares of our stock on a settlement basis in the first six months of fiscal 2023. We currently plan to repurchase approximately $2 billion to $2.5 billion of stock under our stock repurchase programs in fiscal 2024. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
The Inflation Reduction Act of 2022, which became law in August 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022. Beginning on January 1, 2023, these purchases are subject to the excise tax. The excise tax on the net stock repurchase portion of the IRA did not have a material impact on our results of operations or financial position for the first six months ended July 29, 2023. See Note J—Income Taxes of Notes to Consolidated Financial Statements for additional information.
Dividends
We declared quarterly dividends on our common stock of $0.3325 per share in the first six months of fiscal 2024 and $0.295 per share in the first six months of fiscal 2023. Cash payments for dividends on our common stock totaled $725 million for the first six months of fiscal 2024 and $655 million for the first six months of fiscal 2023.
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

FORWARD-LOOKING STATEMENTS
Various statements made in this Quarterly Report on Form 10-Q are forward-looking, and are inherently subject to a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements, including, among others, statements regarding the Company's anticipated operating and financial performance, business plans and prospects, anticipated dividends and share repurchases, plans with respect to long-term indebtedness, and the Company's plans related to, and expected impact of, a pension payout offer. These statements are typically accompanied by the words “aim,” “anticipate,” “aspire,” “believe,” “continue,” “could,” “should,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “strive,” “target,” “will,” “would,” or similar words, although not all forward-looking statements contain these identifying words. Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Applicable risks and uncertainties include, among others, execution of buying strategy and inventory management; customer trends and preferences; competition; various marketing efforts; operational and business expansion; management of large size and scale; COVID-19 or other public health and public safety issues that affect our operations and consumers; merchandise sourcing and transport; data security and maintenance and development of information technology systems; labor costs and workforce challenges; personnel recruitment, training and retention; corporate and retail banner reputation; evolving corporate governance and public disclosure regulations and expectations with respect to environmental, social and governance matters; expanding international operations; fluctuations in quarterly operating results and market expectations; inventory or asset loss; cash flow; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; real estate activities; economic conditions and consumer spending; market instability; severe weather, serious disruptions or catastrophic events; disproportionate impact of disruptions in the second half of the fiscal year; commodity availability and pricing; fluctuations in currency exchange rates; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal proceedings and other legal or regulatory matters; quality, safety and other issues with our merchandise; tax matters; and other factors that may be described in our filings with the Securities and Exchange Commission (the “SEC”), including our most recent Annual Report on Form 10-K filed with the SEC. You are encouraged to read our filings with the SEC, available at www.sec.gov, for a discussion of these and other risks and uncertainties. We caution investors, potential investors and others not to place considerable reliance on the forward-looking statements contained in this Form 10-Q. The forward-looking statements in this report speak only as of the date of this Form 10-Q, and we do not undertake any obligation to publicly update or revise our forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 29, 2023 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended July 29, 2023 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2024 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
April 30, 2023 through May 27, 2023	1,215,308	$78.17	1,215,308	$2,948,794,011
May 28, 2023 through July 1, 2023	3,045,032	$80.46	3,045,032	$2,703,795,615
July 2, 2023 through July 29, 2023	2,463,325	$85.25	2,463,325	$2,493,795,699
Total	6,723,665		6,723,665
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2023, we announced that our Board of Directors had approved a new stock repurchase program that authorized the repurchase of up to an additional $2 billion of our common stock from time to time. Under this program and a previously announced program, we had approximately $2.5 billion available for repurchase as of July 29, 2023.
Item 5. Other Information
During the fiscal quarter ended July 29, 2023, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.1	The Letter Agreement dated June 6, 2023 between Richard Sherr and TJX, filed herewith*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended July 29, 2023, formatted in Inline XBRL (included in Exhibit 101)
* Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: August 25, 2023
/s/ John Klinger
John Klinger, Chief Financial Officer
(Principal Financial and Accounting Officer)