Form 10-Q
period 2023-10-28
TJX COMPANIES INC /DE/
filed 2023-11-29
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended October 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of November 17, 2023: 1,139,676,816

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN MILLIONS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$13,265	$12,167	$37,806	$35,416
Cost of sales, including buying and occupancy costs	9,139	8,624	26,423	25,418
Selling, general and administrative expenses	2,578	2,185	7,375	6,454
Impairment on equity investment	—	—	—	218
Interest (income) expense, net	(41)	(1)	(116)	29
Income before income taxes	1,589	1,359	4,124	3,297
Provision for income taxes	398	296	1,053	837
Net income	$1,191	$1,063	$3,071	$2,460
Basic earnings per share	$1.04	$0.92	$2.68	$2.10
Weighted average common shares – basic	1,144	1,161	1,148	1,169
Diluted earnings per share	$1.03	$0.91	$2.65	$2.08
Weighted average common shares – diluted	1,158	1,172	1,161	1,180
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	October 28, 2023	October 29, 2022
Net income	$1,191	$1,063
Additions to other comprehensive (loss), net of tax:
Foreign currency translation adjustments, net of related tax provision of $4 in fiscal 2024 and tax benefit of $9 in fiscal 2023	(102)	(65)
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains/(losses), net of related tax provisions of $0.2 in fiscal 2024 and $2 in fiscal 2023	0	4
Other comprehensive (loss), net of tax	(102)	(61)
Total comprehensive income	$1,089	$1,002

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Net income	$3,071	$2,460
Additions to other comprehensive (loss), net of tax:
Foreign currency translation adjustments, net of related tax provision of $3 in fiscal 2024 and tax benefit of $9 in fiscal 2023	(48)	(154)
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains/(losses), net of related tax provisions of $0.4 in fiscal 2024 and $5 in fiscal 2023	1	12
Other comprehensive (loss), net of tax	(47)	(142)
Total comprehensive income	$3,024	$2,318
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN MILLIONS, EXCEPT SHARE DATA

	October 28, 2023	January 28, 2023	October 29, 2022
Assets
Current assets:
Cash and cash equivalents	$4,290	$5,477	$3,365
Accounts receivable, net	560	563	571
Merchandise inventories	8,285	5,819	8,329
Prepaid expenses and other current assets	535	478	582
Federal, state and foreign income taxes recoverable	136	119	142
Total current assets	13,806	12,456	12,989
Net property at cost	6,262	5,783	5,573
Non-current deferred income taxes, net	152	158	174
Operating lease right of use assets	9,289	9,086	8,986
Goodwill	94	97	95
Other assets	748	769	611
Total assets	$30,351	$28,349	$28,428
Liabilities
Current liabilities:
Accounts payable	$5,425	$3,794	$4,993
Accrued expenses and other current liabilities	4,482	4,346	4,084
Current portion of operating lease liabilities	1,682	1,610	1,574
Current portion of long-term debt	—	500	500
Federal, state and foreign income taxes payable	51	55	83
Total current liabilities	11,640	10,305	11,234
Other long-term liabilities	908	919	906
Non-current deferred income taxes, net	133	127	74
Long-term operating lease liabilities	7,976	7,775	7,691
Long-term debt	2,861	2,859	2,858
Commitments and contingencies (See Note K)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,140,732,746; 1,155,437,908 and 1,156,263,970 respectively	1,141	1,155	1,156
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss) income	(653)	(606)	(829)
Retained earnings	6,345	5,815	5,338
Total shareholders’ equity	6,833	6,364	5,665
Total liabilities and shareholders’ equity	$30,351	$28,349	$28,428
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN MILLIONS

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Cash flows from operating activities:
Net income	$3,071	$2,460
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	712	656
Impairment on equity investment	—	218
Loss on property disposals and impairment charges	46	7
Deferred income tax provision	13	35
Share-based compensation	114	95
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1	(69)
(Increase) in merchandise inventories	(2,528)	(2,545)
(Increase) in income taxes recoverable	(17)	(28)
(Increase) in prepaid expenses and other current assets	(20)	(72)
Increase in accounts payable	1,666	647
Increase (decrease) in accrued expenses and other liabilities	161	(237)
(Decrease) in income taxes payable	(5)	(103)
Increase in net operating lease liabilities	75	2
Other, net	(32)	(7)
Net cash provided by operating activities	3,257	1,059
Cash flows from investing activities:
Property additions	(1,280)	(1,100)
Purchases of investments	(22)	(26)
Sales and maturities of investments	21	16
Net cash (used in) investing activities	(1,281)	(1,110)
Cash flows from financing activities:
Repayment of debt	(500)	—
Payments for repurchase of common stock	(1,687)	(1,800)
Cash dividends paid	(1,105)	(998)
Proceeds from issuance of common stock	203	115
Other	(29)	(32)
Net cash (used in) financing activities	(3,118)	(2,715)
Effect of exchange rate changes on cash	(45)	(96)
Net (decrease) in cash and cash equivalents	(1,187)	(2,862)
Cash and cash equivalents at beginning of year	5,477	6,227
Cash and cash equivalents at end of period	$4,290	$3,365
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, July 29, 2023	1,145	$1,145	$—	$(551)	$6,014	$6,608
Net income	—	—	—	—	1,191	1,191
Other comprehensive (loss), net of tax	—	—	—	(102)	—	(102)
Cash dividends declared on common stock	—	—	—	—	(380)	(380)
Recognition of share-based compensation	—	—	44	—	—	44
Issuance of common stock under stock incentive plan and related tax effect	3	3	119	—	—	122
Common stock repurchased	(7)	(7)	(163)	—	(480)	(650)
Balance, October 28, 2023	1,141	$1,141	$—	$(653)	$6,345	$6,833

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, July 30, 2022	1,162	$1,162	$—	$(768)	$5,003	$5,397
Net income	—	—	—	—	1,063	1,063
Other comprehensive (loss), net of tax	—	—	—	(61)	—	(61)
Cash dividends declared on common stock	—	—	—	—	(342)	(342)
Recognition of share-based compensation	—	—	37	—	—	37
Issuance of common stock under stock incentive plan and related tax effect	2	2	62	—	—	64
Common stock repurchased	(8)	(8)	(99)	—	(386)	(493)
Balance, October 29, 2022	1,156	$1,156	$—	$(829)	$5,338	$5,665
The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Thirty-Nine Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, January 28, 2023	1,155	$1,155	$—	$(606)	$5,815	$6,364
Net income	—	—	—	—	3,071	3,071
Other comprehensive (loss), net of tax	—	—	—	(47)	—	(47)
Cash dividends declared on common stock	—	—	—	—	(1,144)	(1,144)
Recognition of share-based compensation	—	—	114	—	—	114
Issuance of common stock under stock incentive plan and related tax effect	6	6	170	—	(1)	175
Common stock repurchased	(20)	(20)	(284)	—	(1,396)	(1,700)
Balance, October 28, 2023	1,141	$1,141	$—	$(653)	$6,345	$6,833

	Thirty-Nine Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, January 29, 2022	1,181	$1,181	$—	$(687)	$5,509	$6,003
Net income	—	—	—	—	2,460	2,460
Other comprehensive (loss), net of tax	—	—	—	(142)	—	(142)
Cash dividends declared on common stock	—	—	—	—	(1,032)	(1,032)
Recognition of share-based compensation	—	—	95	—	—	95
Issuance of common stock under stock incentive plan and related tax effect	4	4	78	—	(1)	81
Common stock repurchased	(29)	(29)	(173)	—	(1,598)	(1,800)
Balance, October 29, 2022	1,156	$1,156	$—	$(829)	$5,338	$5,665
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
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In millions	October 28, 2023	October 29, 2022
Balance, beginning of year	$721	$685
Deferred revenue	1,283	1,259
Effect of exchange rates changes on deferred revenue	(4)	(9)
Revenue recognized	(1,342)	(1,318)
Balance, end of period	$658	$617
TJX recognized $426 million in gift card revenue for the three months ended October 28, 2023 and $412 million for the three months ended October 29, 2022. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

Leases
Supplemental cash flow information related to leases is as follows:

	Thirty-Nine Weeks Ended
In millions	October 28, 2023	October 29, 2022
Operating cash flows paid for operating leases	$1,508	$1,453
Lease liabilities arising from obtaining right of use assets	$1,595	$1,697
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
Note B. Property at Cost
The following table presents the components of property at cost:

In millions	October 28, 2023	January 28, 2023	October 29, 2022
Land and buildings	$2,097	$2,043	$1,984
Leasehold costs and improvements	4,163	3,874	3,744
Furniture, fixtures and equipment	7,843	7,400	7,190
Total property at cost	$14,103	$13,317	$12,918
Less: accumulated depreciation and amortization	7,841	7,534	7,345
Net property at cost	$6,262	$5,783	$5,573
Depreciation expense was $243 million for the three months ended October 28, 2023 and $217 million for the three months ended October 29, 2022. Depreciation expense was $707 million for the nine months ended October 28, 2023 and $651 million for the nine months ended October 29, 2022.
Non-cash investing activities in the cash flows consist of accrued capital additions of $168 million and $190 million as of the periods ended October 28, 2023 and October 29, 2022, respectively.
Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income are recorded net of taxes. The following table details the changes in Accumulated other comprehensive (loss) income for the twelve months ended January 28, 2023 and the nine months ended October 28, 2023:

In millions and net of immaterial taxes	Foreign Currency Translation	Deferred Benefit Costs	Accumulated Other Comprehensive (Loss) Income
Balance, January 29, 2022	$(488)	$(199)	$(687)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	(56)	—	(56)
Recognition of net gains/(losses) on benefit obligations, net of taxes	—	121	121
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains/(losses), net of taxes	—	16	16
Balance, January 28, 2023	$(544)	$(62)	$(606)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	(48)	—	(48)
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains/(losses), net of taxes	—	1	1
Balance, October 28, 2023	$(592)	$(61)	$(653)

Note D. Capital Stock and Earnings Per Share
Capital Stock
TJX repurchased and retired 7.2 million shares of its common stock at a cost of approximately $653 million, including applicable excise tax, during the quarter ended October 28, 2023, on a “trade date” basis. During the nine months ended October 28, 2023, TJX repurchased and retired 20.4 million shares of its common stock at a cost of approximately $1.7 billion, on a “trade date” basis. TJX reflects stock repurchases in its consolidated financial statements on a “settlement date” or cash basis. TJX had cash expenditures under repurchase programs of $1.7 billion for the nine months ended October 28, 2023 and $1.8 billion for the nine months ended October 29, 2022. These expenditures were funded by cash on hand and cash generated from current and prior period operations.
In February 2023, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $2 billion of TJX common stock from time to time. Under this program, TJX had approximately $1.8 billion available for repurchase as of October 28, 2023.
All shares repurchased under the stock repurchase programs have been retired.
Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Amounts in millions, except per share amounts	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Basic earnings per share:
Net income	$1,191	$1,063	$3,071	$2,460
Weighted average common shares outstanding for basic earnings per share calculation	1,144	1,161	1,148	1,169
Basic earnings per share	$1.04	$0.92	$2.68	$2.10
Diluted earnings per share:
Net income	$1,191	$1,063	$3,071	$2,460
Weighted average common shares outstanding for basic earnings per share calculation	1,144	1,161	1,148	1,169
Assumed exercise/vesting of stock options and awards	14	11	13	11
Weighted average common shares outstanding for diluted earnings per share calculation	1,158	1,172	1,161	1,180
Diluted earnings per share	$1.03	$0.91	$2.65	$2.08
Cash dividends declared per share	$0.3325	$0.295	$0.9975	$0.8850
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 4.8 million options excluded for the thirteen weeks and thirty-nine weeks ended October 28, 2023. There were 11.2 million such options excluded for the thirteen weeks and thirty-nine weeks ended October 29, 2022.
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

Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel fuel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing, and the resulting per mile surcharges payable by TJX, by setting a fixed price per gallon for the period being hedged. During fiscal 2023, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for fiscal 2024, and during the first nine months of fiscal 2024, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for the first nine months of fiscal 2025. The hedge agreements outstanding at October 28, 2023 relate to approximately 50% of TJX’s estimated notional diesel fuel requirements for the remainder of fiscal 2024 and the first nine months of fiscal 2025. These diesel fuel hedge agreements will settle throughout fiscal 2024 and throughout the first ten months of fiscal 2025. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at October 28, 2023 cover merchandise purchases the Company is committed to over the next several months in fiscal 2024. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. Merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for Euro denominated merchandise purchases from third-party vendors. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this excess exposure.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 28, 2023:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 28, 2023
Fair value hedges:
Intercompany balances, primarily debt:
	€60		£52	0.8738	(Accrued Exp)	$—	$(0.1)	$(0.1)
A$	150	U.S.$	104	0.6937	Prepaid Exp	8.4	—	8.4
U.S.$	69		£55	0.8010	(Accrued Exp)	—	(2.0)	(2.0)
	£150	U.S.$	186	1.2396	Prepaid Exp	3.9	—	3.9
	€200	U.S.$	220	1.1008	Prepaid Exp	7.8	—	7.8
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.0M – 3.8M gal per month	Float on 3.0M – 3.8M gal per month		N/A	Prepaid Exp	2.7	—	2.7
Intercompany billings in TJX International, primarily merchandise:
	€118		£102	0.8646	(Accrued Exp)	—	(1.1)	(1.1)
Merchandise purchase commitments:
C$	773	U.S.$	575	0.7440	Prepaid Exp	16.8	—	16.8
C$	35		€24	0.6826	Prepaid Exp / (Accrued Exp)	0.2	(0.1)	0.1
	£365	U.S.$	458	1.2537	Prepaid Exp / (Accrued Exp)	14.7	(0.1)	14.6
A$	58	U.S.$	39	0.6677	Prepaid Exp	1.9	—	1.9
zł	581		£110	0.1900	(Accrued Exp)	—	(3.6)	(3.6)
U.S.$	120		€110	0.9190	(Accrued Exp)	—	(3.2)	(3.2)
Total fair value of derivative financial instruments						$56.4	$(10.2)	$46.2

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 28, 2023:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 28, 2023
Fair value hedges:
Intercompany balances, primarily debt:
	€60		£53	0.8807	(Accrued Exp)	$—	$(0.3)	$(0.3)
A$	150	U.S.$	105	0.7003	(Accrued Exp)	—	(2.6)	(2.6)
U.S.$	69		£55	0.8010	(Accrued Exp)	—	(0.3)	(0.3)
	£200	U.S.$	244	1.2191	(Accrued Exp)	—	(5.5)	(5.5)
	€200	U.S.$	213	1.0652	Prepaid Exp / (Accrued Exp)	0.8	(7.0)	(6.2)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.2M – 3.6M gal per month	Float on 3.2M– 3.6M gal per month		N/A	Prepaid Exp	3.9	—	3.9
Intercompany billings in TJX International, primarily merchandise:
	€146		£129	0.8834	Prepaid Exp	0.8	—	0.8
Merchandise purchase commitments:
C$	705	U.S.$	525	0.7449	Prepaid Exp / (Accrued Exp)	2.2	(7.1)	(4.9)
C$	23		€16	0.7064	Prepaid Exp / (Accrued Exp)	0.4	(0.0)	0.4
	£299	U.S.$	356	1.1916	Prepaid Exp / (Accrued Exp)	0.1	(15.4)	(15.3)
zł	507		£91	0.1788	(Accrued Exp)	—	(3.6)	(3.6)
A$	104	U.S.$	71	0.6819	(Accrued Exp)	—	(3.3)	(3.3)
U.S.$	85		€82	0.9634	Prepaid Exp	4.3	—	4.3
Total fair value of derivative financial instruments						$12.5	$(45.1)	$(32.6)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 29, 2022:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 29, 2022
Fair value hedges:
Intercompany balances, primarily debt:
	€60		£51	0.8526	(Accrued Exp)	$—	$(0.8)	$(0.8)
A$	170	U.S.$	120	0.7034	Prepaid Exp	10.6	—	10.6
U.S.$	75		£55	0.7368	(Accrued Exp)	—	(11.2)	(11.2)
	£200	U.S.$	247	1.2341	Prepaid Exp / (Accrued Exp)	20.8	(4.1)	16.7
	€200	U.S.$	217	1.0862	Prepaid Exp / (Accrued Exp)	17.7	(0.5)	17.2
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.1M – 3.9M gal per month	Float on 3.1M – 3.9M gal per month		N/A	Prepaid Exp	18.4	—	18.4
Intercompany billings in TJX International, primarily merchandise:
	€222		£195	0.8769	Prepaid Exp	4.2	—	4.2
Merchandise purchase commitments:
C$	710	U.S.$	542	0.7633	Prepaid Exp / (Accrued Exp)	22.2	(0.5)	21.7
C$	16		€12	0.7453	Prepaid Exp / (Accrued Exp)	0.2	(0.0)	0.2
	£389	U.S.$	475	1.2201	Prepaid Exp / (Accrued Exp)	29.6	(3.0)	26.6
A$	79	U.S.$	54	0.6843	Prepaid Exp	3.6	—	3.6
zł	614		£108	0.1760	(Accrued Exp)	—	(2.8)	(2.8)
U.S.$	88		€85	0.9635	Prepaid Exp / (Accrued Exp)	0.3	(4.0)	(3.7)
Total fair value of derivative financial instruments						$127.6	$(26.9)	$100.7
The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions		October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Fair value hedges:
Intercompany balances, primarily debt	Selling, general and administrative expenses	$26	$24	$29	$57
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	2	(1)	(6)	53
Intercompany billings in TJX International, primarily merchandise	Cost of sales, including buying and occupancy costs	(2)	(6)	2	(6)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	49	65	27	113
Gain recognized in income		$75	$82	$52	$217

Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price”. The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In millions	October 28, 2023	January 28, 2023	October 29, 2022
Level 1
Assets:
Executive Savings Plan investments	$366.6	$371.6	$342.6
Level 2
Assets:
Foreign currency exchange contracts	$53.7	$8.6	$109.2
Diesel fuel contracts	2.7	3.9	18.4
Liabilities:
Foreign currency exchange contracts	$10.2	$45.1	$26.9
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
The fair value of TJX’s general corporate debt was estimated by obtaining market quotes given the trading levels of other bonds of the same general issuer type and market perceived credit quality. These inputs are considered to be Level 2 inputs. The fair value of long-term debt as of October 28, 2023 was $2.5 billion compared to a carrying value of $2.9 billion primarily due to the recent increase in interest rates. The fair value of long-term debt as of January 28, 2023 was $2.6 billion compared to a carrying value of $2.9 billion. The fair value of the current portion of long-term debt as of January 28, 2023 was $497 million compared to a carrying value of $500 million. The fair value of long-term debt as of October 29, 2022 was $2.5 billion compared to a carrying value of $2.9 billion. The fair value of the current portion of long-term debt as of October 29, 2022 was $493 million compared to a carrying value of $500 million. These estimates do not necessarily reflect provisions or restrictions in the various debt agreements that might affect TJX’s ability to settle these obligations. For additional information on long-term debt, see Note I—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, whereas the majority of assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended October 28, 2023, January 28, 2023 and October 29, 2022, the Company did not record any material impairments to long-lived assets.
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

Note G. Segment Information
TJX operates four main business segments. In the United States, the Marmaxx segment operates T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com and the HomeGoods segment operates HomeGoods and Homesense. The TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX International segment operates T.K. Maxx and Homesense, as well as tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe and T.K. Maxx in Australia. In addition to the Company’s four main business segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment. In the third quarter of fiscal 2024, the Company closed its HomeGoods e-commerce business.
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
Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales:
In the United States:
Marmaxx	$8,107	$7,455	$23,376	$21,562
HomeGoods	2,208	1,948	6,185	5,840
TJX Canada	1,317	1,285	3,578	3,615
TJX International	1,633	1,479	4,667	4,399
Total net sales	$13,265	$12,167	$37,806	$35,416
Segment profit:
In the United States:
Marmaxx	$1,134	$1,003	$3,246	$2,840
HomeGoods	228	172	547	344
TJX Canada	223	204	532	528
TJX International	88	98	158	216
Total segment profit	1,673	1,477	4,483	3,928
General corporate expense	125	119	475	384
Impairment on equity investment	—	—	—	218
Interest (income) expense, net	(41)	(1)	(116)	29
Income before income taxes	$1,589	$1,359	$4,124	$3,297

Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In millions	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Service cost	$8	$13	$1	$0
Interest cost	18	15	2	1
Expected return on plan assets	(20)	(23)	—	—
Amortization of net actuarial loss and prior service cost	0	5	0	1
Total expense	$6	$10	$3	$2

	Funded Plan		Unfunded Plan
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
In millions	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Service cost	$25	$36	$2	$1
Interest cost	54	44	5	3
Expected return on plan assets	(60)	(67)	—	—
Amortization of net actuarial loss and prior service cost	0	14	1	3
Total expense	$19	$27	$8	$7
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
In the second quarter of fiscal 2024, the Company announced that it would offer eligible former TJX Associates who have not yet commenced their qualified pension plan benefit an opportunity to receive a voluntary lump sum payout of their vested pension plan benefit. At the end of the offer period, the payout amount, based on participation rate, did not meet the threshold to record a non-cash settlement charge.

Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt as of October 28, 2023, January 28, 2023 and October 29, 2022. All amounts are net of unamortized debt discounts.

In millions and net of immaterial unamortized debt discounts	October 28, 2023	January 28, 2023	October 29, 2022
General corporate debt:
2.500% senior unsecured notes, maturing May 15, 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount)	$—	$500	$500
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount)	998	997	997
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount)	499	499	499
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount)	496	496	496
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount)	500	500	500
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount)	383	383	383
Total debt	2,876	3,375	3,375
Current maturities of long-term debt, net of debt issuance costs	—	(500)	(500)
Debt issuance costs	(15)	(16)	(17)
Long-term debt	$2,861	$2,859	$2,858
Senior Unsecured Notes
During the second quarter of fiscal 2024, the Company repaid its 2.500% ten-year Notes due May 2023 at maturity.
Credit Facilities
The Company has two TJX revolving credit facilities, a $1 billion senior unsecured revolving credit facility maturing in June 2026 (the “2026 Revolving Credit Facility”) and a $500 million revolving credit facility that was set to mature in May 2024 (the “2024 Revolving Credit Facility”). On May 8, 2023, the Company amended the 2024 Revolving Credit Facility to (i) extend the maturity to May 8, 2028 and (ii) replace the London Interbank Offered Rate (“LIBOR”) with a term secured overnight financing rate plus a 0.10% credit spread adjustment (“Adjusted Term SOFR”). Term SOFR borrowings under the “2028 Revolving Credit Facility”, as amended, bear interest at the Adjusted Term SOFR plus a margin of 45.0 - 87.5 basis points and a quarterly facility fee payment of 5.0 - 12.5 basis points on the total commitments under the 2028 Revolving Credit Facility, in each case, based on the Company’s long-term debt ratings. All other material terms and conditions of the 2028 Revolving Credit Facility were unchanged.
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
Under these credit facilities, the Company has maintained a borrowing capacity of $1.5 billion. As of October 28, 2023, January 28, 2023 and October 29, 2022, there were no amounts outstanding under these facilities. Each of these facilities require TJX to maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (EBITDAR) of not more than 3.50 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
In addition, as of October 28, 2023, January 28, 2023 and October 29, 2022, TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of October 28, 2023, January 28, 2023 and October 29, 2022, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of October 28, 2023, January 28, 2023 and October 29, 2022, the Company’s European business at TJX International had a credit line of £5 million. As of October 28, 2023, January 28, 2023 and October 29, 2022, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.

Note J. Income Taxes
In August 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax (the “Corporate AMT”) for tax years beginning after December 31, 2022 and levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax on the net stock repurchase, Corporate AMT, or other provisions of the IRA did not have a material impact on our results of operations or financial position for the first nine months of fiscal 2024.
The effective income tax rate was 25.0% for the third quarter of fiscal 2024 and 21.8% for the third quarter of fiscal 2023. The effective income tax rate was 25.5% for the first nine months of fiscal 2024 and 25.4% for the first nine months of fiscal 2023. The increase in the effective income tax rate in the third quarter and for the first nine months of fiscal 2024 was primarily due to the effective income tax rate in fiscal 2023 reflecting the benefit from the divestiture of our minority investment in Familia, partially offset by the increase in excess tax benefit from share-based compensation in fiscal 2024.
TJX had net unrecognized tax benefits of $266 million as of October 28, 2023, $265 million as of January 28, 2023 and $262 million as of October 29, 2022.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties on the Consolidated Balance Sheets was $42 million as of October 28, 2023, $37 million as of January 28, 2023 and $37 million as of October 29, 2022.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the consolidated financial statements as of October 28, 2023. During the next 12 months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by up to $52 million, which would reduce the provision for taxes on earnings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 28, 2023
Compared to
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended October 29, 2022
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. Our mission is to deliver great value to our customers every day. We do this by selling a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty and major online retailers) regular prices on comparable merchandise, every day through our stores and six e-commerce sites. We operate over 4,900 stores through our four main segments: in the U.S., Marmaxx (which operates T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates T.K. Maxx, Homesense, tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe, and T.K. Maxx in Australia). In addition to our four main segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
In the third quarter of fiscal 2024, we closed our HomeGoods e-commerce business.
RESULTS OF OPERATIONS
As an overview of our financial performance, results for the quarter ended October 28, 2023 include the following:
–Net sales increased 9% to $13.3 billion for the third quarter of fiscal 2024 versus last year’s third quarter sales of $12.2 billion. As of October 28, 2023, both the number of stores in operation and the selling square footage increased 3% compared to the end of the third quarter of fiscal 2023.
–Consolidated comp store sales increased 6% for the third quarter of fiscal 2024. See Net Sales below for definition of comp store sales.
–Diluted earnings per share for the third quarter of fiscal 2024 were $1.03 versus $0.91 in the third quarter of fiscal 2023. The third quarter of fiscal 2023 included a $0.05 positive impact due to a $54 million tax benefit from the completion of the divestiture of our minority investment in Familia.
–Pre-tax profit margin (the ratio of pre-tax income to net sales) for the third quarter of fiscal 2024 was 12.0%, a 0.8 percentage point increase compared with 11.2% in the third quarter of fiscal 2023.
–Our cost of sales, including buying and occupancy costs, ratio for the third quarter of fiscal 2024 was 68.9%, a 2.0 percentage point decrease compared with 70.9% in the third quarter of fiscal 2023.
–Our selling, general and administrative (“SG&A”) expense ratio for the third quarter of fiscal 2024 was 19.4%, a 1.4 percentage point increase compared with 18.0% in the third quarter of fiscal 2023.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were essentially flat on both a reported basis and constant currency basis at the end of the third quarter of fiscal 2024.
–During the third quarter of fiscal 2024, we returned $1 billion to our shareholders through share repurchases and dividends.

Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	68.9	70.9	69.9	71.8
Selling, general and administrative expenses	19.4	18.0	19.5	18.2
Impairment on equity investment	—	—	—	0.6
Interest (income) expense, net	(0.3)	0.0	(0.3)	0.1
Income before income taxes*	12.0%	11.2%	10.9%	9.3%
*Figures may not foot due to rounding.
Net Sales
Net sales for the quarter ended October 28, 2023 totaled $13.3 billion, a 9% increase versus third quarter fiscal 2023 net sales of $12.2 billion. The increase reflects a 6% increase in comp store sales, a 2% increase from non-comp store sales and a 1% positive impact from foreign currency exchange rates. Net sales from our e-commerce sites combined amounted to less than 2% of total sales for each of the third quarters of fiscal 2024 and fiscal 2023.
Net sales for the nine months ended October 28, 2023 totaled $37.8 billion, a 7% increase versus net sales of $35.4 billion for the first nine months of fiscal 2023. The increase reflects a 5% increase in comp store sales, a 1% increase from non-comp store sales and a 1% positive impact from foreign currency exchange rates. Net sales from our e-commerce sites combined amounted to less than 2% of total sales for each of the first nine months of fiscal 2024 and fiscal 2023.
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
Comp store sales increased 6% for the third quarter of fiscal 2024. U.S. comp store sales decreased 2% for the third quarter of fiscal 2023. Both home fashions and apparel comp store sales (as defined below) growth performed in line with the consolidated comp store sales increase for the third quarter of fiscal 2024.
Comp store sales increased 5% for the first nine months of fiscal 2024. U.S. comp store sales decreased 2% for the first nine months of fiscal 2023. Apparel comp store sales growth outperformed home fashions comp store sales growth for the first nine months ended October 28, 2023.
Comp store sales for both the third quarter and first nine months of fiscal 2024 were driven by an increase in customer traffic.
As of October 28, 2023, both our store count and selling square footage increased 3% compared to the end of the third quarter last year.
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

Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 68.9% for the third quarter of fiscal 2024, a decrease of 2 percentage points compared to 70.9% for the third quarter of fiscal 2023. The decrease in the cost of sales ratio, including buying and occupancy costs, for the third quarter of fiscal 2024 was attributable to higher merchandise margin due to lower freight costs, the favorable impact on the mark-to-market adjustments on fuel and inventory hedges and expense leverage on higher comp store sales.
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 69.9% for the first nine months of fiscal 2024, a decrease of 1.9 percentage points compared to 71.8% for the first nine months of fiscal 2023. The decrease in the cost of sales ratio, including buying and occupancy costs, for the first nine months of fiscal 2024 was primarily attributable to higher merchandise margin due to lower freight costs, partially offset by higher shrink accrual rates in the current year.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, was 19.4% for the third quarter of fiscal 2024, an increase of 1.4 percentage points compared to 18.0% for the third quarter of fiscal 2023. The increase in the SG&A ratio for the third quarter of fiscal 2024 was attributable to incremental store wage and payroll costs, higher incentive compensation costs, and costs related to the closing of our HomeGoods e-commerce business.
SG&A expenses, as a percentage of net sales, was 19.5% for the first nine months of fiscal 2024, an increase of 1.3 percentage points compared to 18.2% for the first nine months of fiscal 2023. The increase in the SG&A ratio for the first nine months of fiscal 2024 was attributable to higher incentive compensation costs and incremental store wage and payroll costs. In addition, this increase reflects a reserve related to a German government COVID program receivable, costs related to the closing of our HomeGoods e-commerce business and a contribution to our U.S. charitable foundation.
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
Interest (Income) Expense, net
The components of interest (income) expense, net are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Interest expense	$20	$22	$63	$69
Capitalized interest	(1)	(2)	(3)	(5)
Interest (income)	(60)	(21)	(176)	(35)
Interest (income) expense, net	$(41)	$(1)	$(116)	$29
Interest (income) expense, net increased for both the third quarter of fiscal 2024 and first nine months ended October 28, 2023 compared to the same periods in fiscal 2023 due to an increase in interest income driven by an increase in prevailing rates and a higher average cash balance.
Provision for Income Taxes
In August 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax (the “Corporate AMT”) for tax years beginning after December 31, 2022 and levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax on the net stock repurchase, Corporate AMT, or other provisions of the IRA did not have a material impact on our results of operations or financial position for the first nine months of fiscal 2024.
The effective income tax rate was 25.0% for the third quarter of fiscal 2024 and 21.8% for the third quarter of fiscal 2023. The effective income tax rate was 25.5% for the first nine months of fiscal 2024 and 25.4% for the first nine months of fiscal 2023. The increase in the effective income tax rate in the third quarter and the first nine months of fiscal 2024 was primarily due to the effective income tax rate in fiscal 2023 reflecting the benefit from the divestiture of our minority investment in Familia, partially offset by the increase in excess tax benefit from share-based compensation in fiscal 2024.

Net Income and Diluted Earnings Per Share
Net income was $1.2 billion, or $1.03 per diluted share, and $1.1 billion, or $0.91 per diluted share, for the third quarters of fiscal 2024 and fiscal 2023, respectively. The third quarter of fiscal 2023 included a $54 million tax benefit on the divestiture of our minority investment in Familia, which had a $0.05 positive impact on diluted earnings per share. Foreign currency had a $0.02 positive impact on diluted earnings per share for the third quarter of fiscal 2024 and a $0.01 negative impact on diluted earnings per share for the third quarter of fiscal 2023.
Net income was $3.1 billion, or $2.65 per diluted share, and $2.5 billion, or $2.08 per diluted share, for the first nine months of fiscal 2024 and fiscal 2023, respectively. During the first nine months of fiscal 2023, the $218 million impairment on our previously-held minority investment in Familia, net of the $54 million tax benefit, had a $0.14 negative impact on diluted earnings per share. Foreign currency had a $0.01 positive impact on diluted earnings per share for the first nine months of fiscal 2024 and a $0.02 negative impact on diluted earnings per share for the first nine months of fiscal 2023.
In the second quarter of fiscal 2024, we announced that we would offer eligible former TJX Associates who had not yet commenced their qualified pension plan benefit an opportunity to receive a voluntary lump sum payout of their vested pension plan benefit. At the end of the offer period, the payout amount, based on participation rate, did not meet the threshold to record a non-cash settlement charge.
Segment Information
We operate four main business segments. In the United States, our Marmaxx segment operates T.J. Maxx, Marshalls, tjmaxx.com and marshalls.com and our HomeGoods segment operates HomeGoods and Homesense. In the third quarter of fiscal 2024, we closed our HomeGoods e-commerce business. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates T.K. Maxx, Homesense, tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe and T.K. Maxx in Australia. In addition to our four main segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
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
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$8,107	$7,455	$23,376	$21,562
Segment profit	$1,134	$1,003	$3,246	$2,840
Segment profit margin	14.0%	13.5%	13.9%	13.2%
Comp store sales	7%	3%	7%	1%
Stores in operation at end of period:
T.J. Maxx			1,317	1,295
Marshalls			1,196	1,171
Sierra			90	72
Total			2,603	2,538
Selling square footage at end of period (in millions):
T.J. Maxx			29	28
Marshalls			27	27
Sierra			1	1
Total			57	56
Net Sales
Net sales for Marmaxx were $8.1 billion for the third quarter of fiscal 2024, an increase of 9% compared to $7.5 billion for the third quarter of fiscal 2023. This increase in the third quarter reflects a 7% increase from comp store sales and a 2% increase from non-comp store sales.
Net sales for Marmaxx were $23.4 billion for the first nine months of fiscal 2024, an increase of 8% compared to $21.6 billion for the first nine months of fiscal 2023. This increase in the first nine months reflects a 7% increase from comp store sales and a 1% increase from non-comp store sales.
For both the third quarter and first nine months of fiscal 2024, the increase in comp store sales was driven by an increase in customer traffic. In addition, Marmaxx had strong apparel and home fashions comp store sales growth. All geographies generally performed in line with the overall comp store sales increase for both periods.
Segment Profit Margin
Segment profit margin increased to 14.0% for the third quarter of fiscal 2024 compared to 13.5% for the same period last year. The increase in segment profit margin for the third quarter of fiscal 2024 was primarily driven by higher merchandise margin, due to lower freight costs, and expense leverage on higher comp store sales, partially offset by incremental store wage and payroll costs and higher incentive compensation costs.
Segment profit margin increased to 13.9% for the first nine months of fiscal 2024 compared to 13.2% for the same period last year. The increase in segment profit margin for first nine months of fiscal 2024 was primarily driven by improved merchandise margin, partially offset by incremental store wage and payroll costs and higher incentive compensation costs. Merchandise margin was driven by lower freight costs and higher markon, partially offset by higher shrink accrual rates in the current year.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented less than 3% of Marmaxx’s net sales for both the third quarter and the first nine months of fiscal 2024 and fiscal 2023, and did not have a significant impact on year-over-year segment margin comparisons.

HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$2,208	$1,948	$6,185	$5,840
Segment profit	$228	$172	$547	$344
Segment profit margin	10.3%	8.9%	8.8%	5.9%
Comp store sales	9%	(16)%	2%	(12)%
Stores in operation at end of period:
HomeGoods			914	880
Homesense			54	43
Total			968	923
Selling square footage at end of period (in millions):
HomeGoods			17	16
Homesense			1	1
Total			18	17
Net Sales
Net sales for HomeGoods were $2.2 billion for the third quarter of fiscal 2024, an increase of 13%, compared to $1.9 billion for the third quarter of fiscal 2023. This increase in the third quarter reflects a 9% increase from comp store sales and a 4% increase from non-comp store sales. The increase in comp store sales for the third quarter was driven by an increase in customer traffic.
Net sales for HomeGoods were $6.2 billion for the first nine months of fiscal 2024, an increase of 6%, compared to $5.8 billion for the first nine months of fiscal 2023. This increase in the first nine months reflects a 4% increase from non-comp store sales and a 2% increase from comp store sales. The increase in comp store sales for the first nine months was driven by an increase in customer traffic, partially offset by a decrease in average basket.
For both the third quarter and first nine months of fiscal 2024, all geographies performed in line with the overall comp store sales increase.
Segment Profit Margin
Segment profit margin increased to 10.3% for the third quarter of fiscal 2024 compared to 8.9% for the same period last year. The increase in segment profit margin for the third quarter of fiscal 2024 was primarily driven by higher merchandise margin, due to lower freight costs, and expense leverage on higher comp store sales. This was partially offset by costs related to the closing of our HomeGoods e-commerce business, incremental store payroll costs and higher incentive compensations costs.
Segment profit margin increased to 8.8% for the first nine months of fiscal 2024 compared to 5.9% for the same period last year. The increase in segment profit margin for the first nine months of fiscal 2024 was primarily driven by higher merchandise margin, due to lower freight costs, partially offset by costs related to the closing of our HomeGoods e-commerce business, incremental store wage and payroll costs and higher incentive compensation costs.
In the third quarter of fiscal 2024, we closed our HomeGoods e-commerce business on homegoods.com, which represented less than 1% of HomeGoods net sales for both the third quarter and the first nine months of fiscal 2024 and fiscal 2023.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$1,317	$1,285	$3,578	$3,615
Segment profit	$223	$204	$532	$528
Segment profit margin	16.9%	15.8%	14.9%	14.6%
Comp store sales(a)	3%	N/A	2%	N/A
Stores in operation at end of period:
Winners			302	296
HomeSense			157	150
Marshalls			106	106
Total			565	552
Selling square footage at end of period (in millions):
Winners			7	6
HomeSense			3	3
Marshalls			2	2
Total			12	11
(a)Comp store sales reported for fiscal 2024 and was not applicable for fiscal 2023.
Net Sales
Net sales for TJX Canada were $1.3 billion for the third quarter of fiscal 2024, an increase of 2%, compared to net sales for the third quarter of fiscal 2023. This increase in the third quarter reflects a 3% increase in comp store sales, a 1% increase in non-comp store sales, partially offset by a negative foreign currency exchange rate impact of 2%.
Net sales for TJX Canada were $3.6 billion for the first nine months of fiscal 2024, a decrease of 1%, compared to net sales for the first nine months of fiscal 2023. This decrease in the first nine months reflects a negative foreign currency exchange rate impact of 4%, partially offset by a 2% increase in comp store sales and a 1% increase in non-comp store sales.
The increase in comp store sales for both the third quarter and first nine months of fiscal 2024 was driven by an increase in customer traffic, partially offset by a decrease in average basket.
Segment Profit Margin
Segment profit margin increased to 16.9% for the third quarter of fiscal 2024 compared to 15.8% for the same period last year. The increase for the third quarter of fiscal 2024 was primarily driven by favorable supply chain costs and higher merchandise margin, partially offset by incremental store wage and payroll costs and higher incentive compensation costs. Merchandise margin reflects lower freight costs, partially offset by lower markon and higher shrink accrual rates in the current year.
Segment profit margin increased to 14.9% for the first nine months of fiscal 2024 compared to 14.6% for the same period last year. The increase for the first nine months of fiscal 2024 was primarily driven by favorable supply chain costs and higher merchandise margin, partially offset by higher administrative costs and higher incentive compensation costs. Merchandise margin reflects lower freight costs, partially offset by higher shrink accrual rates in the current year and lower markon.

TJX International

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$1,633	$1,479	$4,667	$4,399
Segment profit	$88	$98	$158	$216
Segment profit margin	5.4%	6.7%	3.4%	4.9%
Comp store sales(a)	1%	N/A	3%	N/A
Stores in operation at end of period:
T.K. Maxx			641	629
Homesense			79	78
T.K. Maxx Australia			78	73
Total			798	780
Selling square footage at end of period (in millions):
T.K. Maxx			13	13
Homesense			1	1
T.K. Maxx Australia			1	1
Total			15	15
(a)Comp store sales reported for fiscal 2024 and was not applicable for fiscal 2023.
Net Sales
Net sales for TJX International were $1.6 billion for the third quarter of fiscal 2024, an increase of 10%, compared to $1.5 billion for the third quarter of fiscal 2023. This increase in the third quarter reflects a positive foreign currency exchange rate impact of 7%, a 2% increase in non-comp store sales and a 1% increase in comp store sales. The increase in comp store sales for the third quarter was driven by an increase in customer traffic, partially offset by a decrease in average basket.
Net sales for TJX International were $4.7 billion for the first nine months of fiscal 2024, an increase of 6%, compared to $4.4 billion for the first nine months of fiscal 2023. This increase in the first nine months of fiscal 2024 reflects a 3% increase in comp store sales, a positive foreign currency exchange rate impact of 2% and a 1% increase in non-comp store sales. The increase in comp store sales for the first nine months reflects an increase in both customer traffic and average basket.
E-commerce sales represented less than 4% of TJX International’s net sales for both the third quarter and the first nine months of fiscal 2024 and fiscal 2023. In addition to tkmaxx.com, during the second quarter of fiscal 2024, TJX International made online shopping available in Germany at tkmaxx.de and in Austria at tkmaxx.at.
Segment Profit Margin
Segment profit margin decreased to 5.4% for the third quarter of fiscal 2024 compared to 6.7% for the same period last year. The decrease for the third quarter of fiscal 2024 was due to higher incentive compensation costs, higher administrative and supply chain costs, and incremental store wage, partially offset by higher merchandise margin which was due to lower freight costs.
Segment profit margin decreased to 3.4% for the first nine months of fiscal 2024 compared to 4.9% for the same period last year. The decrease for the first nine months of fiscal 2024 was due to a reserve related to a German government COVID program receivable, higher administrative costs, higher incentive compensation costs and incremental store wage, partially offset by higher merchandise margin and the favorable impact of transactional foreign exchange. Merchandise margin reflects higher markon and lower freight costs.

GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
General corporate expense	$125	$119	$475	$384
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for the third quarter of fiscal 2024 was primarily driven by higher incentive and share-based compensation costs and other administrative costs, partially offset by favorable mark-to-market adjustments on fuel hedges.
The increase in general corporate expense for the first nine months of fiscal 2024 was primarily driven by higher incentive and share-based compensation costs and a contribution to TJX’s U.S. charitable foundation.
ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of October 28, 2023, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended October 28, 2023, as described in Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs for the foreseeable future.
As of October 28, 2023, we held $4.3 billion in cash. Approximately $1.3 billion of our cash was held by our foreign subsidiaries with $623 million held in countries where we intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through October 28, 2023. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
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
Operating Activities
Operating activities resulted in net cash inflows of $3.3 billion for the nine months ended October 28, 2023 and net cash inflows of $1.1 billion for the nine months ended October 29, 2022.
Operating cash flows increased compared to fiscal 2023 primarily due to the $1 billion change in merchandise inventories net of accounts payable, primarily due to the prior year early receipt and payment of merchandise, $485 million increase in net income, adjusted for non-cash items and a $398 million increase in accrued expenses, the largest component of which was higher incentive compensation costs.
Investing Activities
Investing activities resulted in net cash outflows of $1.3 billion for the nine months ended October 28, 2023 and $1.1 billion for the nine months ended October 29, 2022. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first nine months of fiscal 2024 primarily reflected property additions for store improvements and renovations, investments in our new stores, as well as investments in our distribution centers and offices, including information technology. We anticipate that capital spending for the full fiscal year 2024 will be approximately $1.7 billion to $1.9 billion. We plan to fund these expenditures with our existing cash balances and through internally generated funds.

Financing Activities
Financing activities resulted in net cash outflows of $3.1 billion for the first nine months of fiscal 2024 and net cash outflows of $2.7 billion for the first nine months of fiscal 2023. The cash outflows for both periods were primarily driven by equity repurchases and dividend payments. Additionally, the first nine months of fiscal 2024 included a $500 million debt repayment upon maturity.
Debt
The cash outflows in the first nine months of fiscal 2024 were due to the repayment of our $500 million 2.500% ten-year Notes due May 2023 during the second quarter of fiscal 2024, upon maturity. For further information regarding long-term debt, see Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
Equity
Under our stock repurchase programs, we paid $1.7 billion to repurchase and retire 20.3 million shares of our stock on a settlement basis in the first nine months of fiscal 2024. As of October 28, 2023, approximately $1.8 billion remained available under our existing stock repurchase programs. We paid $1.8 billion to repurchase and retire 29.1 million shares of our stock on a settlement basis in the first nine months of fiscal 2023. We currently plan to repurchase approximately $2.25 billion to $2.5 billion of stock under our stock repurchase programs in fiscal 2024. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
The Inflation Reduction Act of 2022, which became law in August 2022, levies a 1% excise tax on net stock repurchases after December 31, 2022. Beginning on January 1, 2023, these purchases are subject to the excise tax. The excise tax on the net stock repurchase portion of the IRA did not have a material impact on our results of operations or financial position for the first nine months ended October 28, 2023. See Note J—Income Taxes of Notes to Consolidated Financial Statements for additional information.
Dividends
We declared quarterly dividends on our common stock of $0.3325 per share for each of the quarters in fiscal 2024 and $0.295 per share for each of the quarters in fiscal 2023. Cash payments for dividends on our common stock totaled $1.1 billion for the first nine months of fiscal 2024 and $1 billion for the first nine months of fiscal 2023.
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

FORWARD-LOOKING STATEMENTS
Various statements made in this Quarterly Report on Form 10-Q are forward-looking, and are inherently subject to a number of risks and uncertainties. All statements that address activities, events or developments that we intend, expect or believe may occur in the future are forward-looking statements, including, among others, statements regarding the Company's anticipated operating and financial performance, business plans and prospects, anticipated dividends and share repurchases, and plans with respect to long-term indebtedness. These statements are typically accompanied by the words “aim,” “anticipate,” “aspire,” “believe,” “continue,” “could,” “should,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “may,” “plan,” “project,” “potential,” “seek,” “strive,” “target,” “will,” “would,” or similar words, although not all forward-looking statements contain these identifying words. Each forward-looking statement is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Applicable risks and uncertainties include, among others, execution of buying strategy and inventory management; customer trends and preferences; competition; various marketing efforts; operational and business expansion; management of large size and scale; COVID-19 or other public health and public safety issues that affect our operations and consumers; merchandise sourcing and transport; data security and maintenance and development of information technology systems; labor costs and workforce challenges; personnel recruitment, training and retention; corporate and retail banner reputation; evolving corporate governance and public disclosure regulations and expectations with respect to environmental, social and governance matters; expanding international operations; fluctuations in quarterly operating results and market expectations; inventory or asset loss; cash flow; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; real estate activities; economic conditions and consumer spending; market instability; severe weather, serious disruptions or catastrophic events; disproportionate impact of disruptions in the second half of the fiscal year; commodity availability and pricing; fluctuations in currency exchange rates; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal proceedings and other legal or regulatory matters; quality, safety and other issues with our merchandise; tax matters; and other factors that may be described in our filings with the Securities and Exchange Commission (the “SEC”), including our most recent Annual Report on Form 10-K filed with the SEC. You are encouraged to read our filings with the SEC, available at www.sec.gov, for a discussion of these and other risks and uncertainties. We caution investors, potential investors and others not to place considerable reliance on the forward-looking statements contained in this Form 10-Q. The forward-looking statements in this report speak only as of the date of this Form 10-Q, and we do not undertake any obligation to publicly update or revise our forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023.
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 28, 2023 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended October 28, 2023 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2024 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
July 30, 2023 through August 26, 2023	1,310,947	$87.72	1,310,947	$2,378,795,721
August 27, 2023 through September 30, 2023	3,188,393	$90.95	3,188,393	$2,088,796,897
October 1, 2023 through October 28, 2023	2,755,465	$88.91	2,755,465	$1,843,797,961
Total	7,254,805		7,254,805
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2023, we announced that our Board of Directors had approved a new stock repurchase program that authorized the repurchase of up to an additional $2 billion of our common stock from time to time. Under this program, we had approximately $1.8 billion available for repurchase as of October 28, 2023.
Item 5. Other Information
During the fiscal quarter ended October 28, 2023, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.1	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan as of January 1, 2024*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2023, formatted in Inline XBRL (included in Exhibit 101)
* Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: November 29, 2023
/s/ John Klinger
John Klinger, Chief Financial Officer
(Principal Financial and Accounting Officer)