Form 10-K
period 2024-02-03
TJX COMPANIES INC /DE/
filed 2024-04-03
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 3, 2024
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on July 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $99 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 1,132,973,879 shares of the registrant’s common stock, $1.00 par value, outstanding as of March 22, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on June 4, 2024 (Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2023 Annual Report to Shareholders contain “forward-looking statements”. These forward-looking statements generally can be identified by the use of words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “strive,” “target,” “will,” and “would,” or any variations of these words or other words with similar meanings. These forward-looking statements address various matters that we intend, expect or believe may occur in the future, including, among others, some of the statements in this Form 10-K under Item 1, “Business,” Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” relating to, among other things: the availability of merchandise, execution of our business model, payment of dividends, plans for future stock repurchases, future use and availability of cash and cash equivalents, expected capital expenditures, trends in demand for our products, the impact of foreign exchange rates, expectations with respect to future store openings, and the impact of fuel resources and supply chain on our inventory flow and financial performance. Each forward-looking statement contained in this Form 10-K and our Annual Report to Shareholders is inherently subject to risks, uncertainties and potentially inaccurate assumptions that could cause actual results to differ materially from those expressed or implied by such statement.

We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. Applicable risks and uncertainties include, among others: execution of buying strategy and inventory management; customer trends and preferences; competition; various marketing efforts; operational and business expansion; management of large size and scale; merchandise sourcing and transport; data security and maintenance and development of information technology systems; labor costs and workforce challenges; personnel recruitment, training and retention; corporate and retail banner reputation; evolving corporate governance and public disclosure regulations and expectations with respect to environmental, social and governance matters; expanding international operations; fluctuations in quarterly operating results and market expectations; inventory or asset loss; cash flow; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; real estate activities; economic conditions and consumer spending; market instability; severe weather, serious disruptions or catastrophic events; disproportionate impact of disruptions during this fiscal year; commodity availability and pricing; fluctuations in currency exchange rates; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal proceedings and other legal or regulatory matters; quality, safety and other issues with our merchandise; tax matters; and other factors set forth under Item 1A of this Form 10-K, as well as the other information we file with the Securities and Exchange Commission (“SEC”).

We caution investors, potential investors and others not to place considerable reliance on the forward-looking statements contained in this Form 10-K and our 2023 Annual Report to Shareholders. You are encouraged to read any further disclosures we may make in our future reports to the SEC, available at www.sec.gov, on our website, or otherwise.

Our forward-looking statements in this Form 10-K and our 2023 Annual Report to Shareholders speak only as of the dates on which they are made, and we undertake no obligation to update or revise any of these statements, even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized. Our business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.

The TJX Companies, Inc.

PART I
ITEM 1. Business
BUSINESS OVERVIEW
The TJX Companies, Inc. (together with its subsidiaries, “TJX,” the “Company,” “we,” or “our”) is the leading off-price apparel and home fashions retailer in the United States and worldwide. We have over 4,900 stores and six branded e-commerce sites that offer a rapidly changing assortment of quality, fashionable, brand name and designer merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day.
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
In this report, fiscal 2024 means the 53-week fiscal year ended February 3, 2024; fiscal 2023 means the 52-week fiscal year ended January 28, 2023 and fiscal 2022 means the 52-week fiscal year ended January 29, 2022. Fiscal 2025 means the 52-week fiscal year ending February 1, 2025. Unless otherwise indicated, all store information in this Item 1 is as of February 3, 2024, and references to store square footage are to gross square feet.
Our Businesses
We operate our business in four main segments: Marmaxx and HomeGoods, both in the U.S., TJX Canada and TJX International, including Europe and Australia. In addition to our four main segments, we operate the Sierra business. The results of Sierra are included with the Marmaxx segment.
MARMAXX
Our TJ Maxx and Marshalls chains in the United States (“Marmaxx”) are collectively the largest off-price retailer in the United States with a total of 2,516 stores. We founded TJ Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear and accessories), home fashions (including home basics, decorative accessories and giftware) and other merchandise. We primarily differentiate TJ Maxx and Marshalls through different product assortment, including an expanded assortment of jewelry and accessories and a high-end designer department called The Runway at TJ Maxx and a full line of footwear and a broader men’s offering at Marshalls, as well as varying in-store initiatives. This differentiated shopping experience at TJ Maxx and Marshalls encourages our customers to shop both chains. Marmaxx currently operates two e-commerce sites, tjmaxx.com, launched in 2013 and marshalls.com, launched in 2019.
Sierra, acquired in 2012 and rebranded from Sierra Trading Post in 2018, is a leading off-price retailer of brand name active and outdoor apparel, footwear, and gear (including sporting goods, snow and water sport, camping, fishing) for the whole family, as well as home fashions and pet. Sierra operates 95 retail stores in the U.S. and sierra.com.
HOMEGOODS
Our HomeGoods segment operates HomeGoods and Homesense chains. HomeGoods, introduced in 1992, is the leading off-price retailer of home fashions in the U.S. Through its 919 stores, HomeGoods offers an eclectic assortment of home fashions, including furniture, rugs, lighting, soft home, decorative accessories, tabletop and cookware, as well as expanded pet and gourmet food departments. In 2017, we launched our Homesense chain in the U.S. Our 55 Homesense stores complement HomeGoods, offering a differentiated mix and expanded departments, such as large furniture, ceiling lighting, rugs, and an entertainment marketplace.

TJX CANADA
Our TJX Canada segment operates the Winners, HomeSense and Marshalls chains in Canada. Winners, acquired by TJX in 1990, operates 302 stores and is the leading off-price family apparel and home fashions retailer in Canada. HomeSense introduced the off-price home fashions concept to Canada in 2001. This chain operates 158 stores and offers an array of home decor, furniture, and seasonal home merchandise. Marshalls, launched in Canada in 2011, operates 106 stores and offers off-price apparel, footwear, and home fashions.
TJX INTERNATIONAL
Our TJX International segment operates the TK Maxx and Homesense chains in Europe and the TK Maxx chain in Australia. Launched in 1994, TK Maxx introduced off-price retail to Europe and remains Europe’s largest major brick-and-mortar off-price retailer of apparel and home fashions. With 644 stores in Europe, TK Maxx operates in the U.K., Ireland, Germany, Poland, Austria and the Netherlands. Through its stores and its e-commerce sites, tkmaxx.com, launched in 2009 and tkmaxx.de and tkmaxx.at, both launched in 2023, TK Maxx offers a merchandise mix similar to TJ Maxx. We brought the off-price home fashions concept to Europe, opening Homesense in the U.K. in 2008 and in Ireland in 2017. Its 79 stores offer a merchandise mix of home fashions similar to that of HomeGoods in the U.S. and HomeSense in Canada. We acquired Trade Secret in Australia in 2015 and re-branded it under the TK Maxx name during 2017. The merchandise offering at TK Maxx in Australia's 80 stores is comparable to TJ Maxx.
Flexible Business Model
Our flexible business model, including our opportunistic buying, inventory management, logistics and flexible store layouts, is designed to deliver to our customers a compelling value proposition of fashionable, quality, brand name and designer merchandise at excellent values every day. Our buying and inventory management strategies give us flexibility to adjust our merchandise assortments more frequently than traditional retailers, and the design and operation of our stores and distribution centers support this flexibility. Our buyers have more visibility into consumer, fashion and market trends and pricing when we buy closer to need, which can help us buy better and reduce our markdown exposure. Our selling floor space is flexible, without walls between departments and largely free of permanent fixtures, so we can easily expand and contract departments to accommodate the merchandise we purchase. Our logistics and distribution operations are designed to support our global buying strategies and to facilitate quick, efficient and differentiated delivery of merchandise to our stores, with a goal of delivering the right merchandise to the right stores at the right time.
Opportunistic Buying
As an off-price retailer, our buying practices, which we refer to as opportunistic buying, differentiate us from traditional retailers. Our overall global buying strategy is to acquire merchandise on an ongoing basis that will enable us to offer a desirable and rapidly changing mix of branded, designer and other quality merchandise in our stores at prices below regular prices for comparable merchandise at full-price retailers, including department, specialty, and major online retailers. We seek out and select merchandise from the broad range of opportunities in the market to achieve this end. Our global buying organization, which numbers over 1,300 Associates and has offices across 4 continents in 12 countries, executes this opportunistic buying strategy, buying merchandise from more than 100 countries in a variety of ways, depending on market conditions and other factors.
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

Manufacturers, retailers and other vendors made up our expansive and changing universe of more than 21,000 vendors across the globe, including thousands of new vendors in 2023, which provides us substantial and diversified access to merchandise. We have not experienced difficulty in obtaining sufficient quality merchandise for our business in either favorable or difficult retail environments and expect this will continue should we meet or exceed our plans for growth. We believe a number of factors provide us excellent access on an ongoing basis to leading branded merchandise and make us an attractive channel for many vendors in the market. We are typically willing to purchase less-than-full assortments of items, styles and sizes as well as quantities ranging from small to very large; we are able to disperse merchandise across our geographically diverse network of stores and to target specific markets; we pay promptly according to our payment terms; our practice is to not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or return privileges; and we have an excellent credit rating.
Inventory Management
We offer our customers a rapidly changing selection of merchandise to create a treasure hunt experience in our stores and to encourage frequent customer visits. To achieve this, we seek to turn the inventory in our stores rapidly, regularly offering fresh selections of apparel and home fashions at excellent values. Our specialized inventory planning, purchasing, monitoring and markdown systems, coupled with distribution center storage, processing, handling and shipping systems, enable us to tailor the merchandise in our stores to local preferences and demographics, achieve rapid in-store inventory turnover on a vast array of products and generally sell through most merchandise within the period we planned. We make pricing and markdown decisions and store inventory replenishment determinations centrally, using information provided by specialized computer systems designed to move inventory through our stores in a timely and disciplined manner. We invest in our supply chain with the goal of continuing to operate with low inventory levels, to ship more efficiently and quickly, and to more precisely and effectively allocate merchandise to each store.
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
Low Cost Operations
We operate with a low cost structure compared to many traditional retailers with a prudent focus on expenses throughout our business. Our advertising is generally focused on promoting our retail banners rather than individual products, including at times promoting multiple banners together, which contributes to our advertising budget (as a percentage of sales) remaining low compared to many traditional retailers. We design our stores to provide a pleasant, convenient shopping environment without spending heavily on store fixtures. Additionally, our distribution network is designed to run cost effectively.
Customer Service/Shopping Experience
We strategically renovate and upgrade our stores across our retail banners to enhance our customers’ shopping experience and help drive sales. We train our store Associates to provide friendly and helpful customer service and seek to staff our stores to deliver a positive shopping experience. We believe we offer return policies that are customer-friendly. We accept a variety of payment methods including cash, credit cards and debit cards. We also offer TJX-branded credit cards in the U.S. through a bank, but do not own the customer receivables.
Distribution
We operate distribution centers encompassing approximately 31 million square feet in six countries. These centers are generally large, and built to suit our specific, off-price business model, with a combination of automated systems and manual processes to manage the variety of merchandise we acquire. We ship substantially all of our merchandise to our stores through a network of distribution centers, fulfillment centers and warehouses as well as shipping centers operated in many cases by third parties.

Store Growth
Expansion of our business through the addition of new stores continues to be an important part of our global growth strategy. The following table provides store growth information for our four major segments for the two most recently completed fiscal years, as well as our estimates of the long-term store growth potential of these segments in their current geographies:

	Approximate Average Store Size (square feet)	Number of Stores at Year-End		Estimated Store Potential
		Fiscal 2023	Fiscal 2024
Marmaxx:
TJ Maxx	27,000	1,299	1,319
Marshalls	28,000	1,183	1,197
Total Marmaxx		2,482	2,516	3,000
HomeGoods:
HomeGoods	23,000	894	919
Homesense	27,000	46	55
Total HomeGoods		940	974	1,500
TJX Canada:
Winners	27,000	297	302
HomeSense	23,000	151	158
Marshalls	26,000	106	106
Total TJX Canada		554	566	650
TJX International:
TK Maxx (Europe)	28,000	629	644
Homesense (Europe)	19,000	78	79
TK Maxx (Australia)	21,000	74	80
Total TJX International		781	803	1,125	(a)
TJX Total(b)		4,835	4,954	6,275
(a)Reflects store growth potential for TK Maxx in current geographies and for Homesense in the United Kingdom and Ireland.
(b)Includes 78 Sierra stores in fiscal 2023 and 95 Sierra stores for fiscal 2024. Sierra stores are not included in estimated store potential.
Some of our home fashion stores are co-located with one of our apparel stores in a combo or superstore format. We count each of the stores in the combo or superstore format as a separate store.
Competition
The retail apparel and home fashion business is highly competitive. We compete on numerous factors including brand, fashion, price, quality, selection and freshness; in-store and online shopping experience and service; reputation and store location. We compete with local, regional, national and international department, specialty, off-price, discount, warehouse and outlet stores as well as other retailers that sell apparel, home fashions and other merchandise that we sell, whether in stores, online, or through other media or channels.
Human Capital
As of February 3, 2024, we had approximately 349,000 employees (who we refer to as Associates), many of whom worked less than 40 hours per week. Approximately 85% of these Associates worked in our retail stores. We hire thousands of temporary employees each year, particularly during the peak back-to-school and holiday seasons. We offer positions at a variety of levels in our stores, distribution and fulfillment centers, and offices, as well as many opportunities for Associates to grow and advance. Many Associates in our distribution centers in the United States and Canada are covered by collective bargaining agreements and other Associates are members of works councils in Europe. Our large, global workforce supports the execution of our flexible business model, including the timing and frequency of store deliveries and the management of a rapidly changing mix of merchandise in over 4,900 retail stores in nine countries and across six e-commerce sites. We believe our Associates are key to our business success.

Workplace and Culture
We work to foster a strong, supportive, and inclusive culture so that Associates at TJX feel welcome in the Company, valued for their contributions, and engaged with our business mission. We use defined cultural factors and leadership competencies throughout our global business to express our organizational values, such as personal integrity, relationship-building and collaboration, and respect for our business model, and to promote consistency in leadership development. We use leadership competency and cultural factors focused on inclusion-based values and behaviors in our Leadership Development Toolkit. We believe our policies and practices, including our open-door philosophy, encourage open and honest communication and Associate engagement with the business.
Inclusion and Diversity (“I&D”)
Our global workforce reflects a diversity of races, ethnicities, sexual orientations, gender identities, abilities, experiences, religions, and much more, and we are committed to continuing to build and support an inclusive and diverse workplace. Our global strategies include increasing the representation of diverse talent through our talent pipeline; providing leaders with tools to support difference with awareness, fairness, sensitivity, and transparency; and integrating inclusive behaviors, language and practices throughout the business. Over the past two years, with the benefit of information gathered from a global inclusion and diversity survey of our Associates, our teams globally have developed and launched many new programs, including recruitment strategies, training and education, Associate-led I&D advisory boards, and additional Associate Resource Groups.
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
Compensation and Rewards
Our compensation programs are designed to pay our Associates competitively in the market and equitably, based on their skills, qualifications, role and abilities. Our approach to compensation across the organization reflects our global total rewards principles, which include encouraging teamwork and collaboration, being fair and equitable, and sharing in the success of the Company. For fiscal 2024, we continued our One TJX approach to annual incentive compensation, with all eligible Associates measured against global TJX performance goals.
Trademarks
We have the right to use our principal trademarks and service marks, which are TJ Maxx, Marshalls, HomeGoods, Winners, Homesense/HomeSense, TK Maxx and Sierra, in relevant countries. We expect our rights in these trademarks and service marks to endure in locations where we use them for as long as we continue to do so.
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
Information appearing on tjx.com is not a part of, and is not incorporated by reference in, this Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of TJX as of April 3, 2024:

Name	Age	Office and Business Experience
Kenneth Canestrari	62	Senior Executive Vice President, Group President since September 2014. President, HomeGoods from 2012 to September 2014. Executive Vice President, Chief Operating Officer, HomeGoods from 2008 until 2012. Various financial positions with TJX from 1988 to 2008.
Louise Greenlees	61	Senior Executive Vice President, Group President since June 2022. President, TJX Europe from January 2015 to June 2022. Managing Director, TJX Europe from January 2014 to January 2015. Group Buying Director, TJX Europe from April 2013 to January 2014. Homesense Managing Director, from December 2010 to April 2013.
Ernie Herrman	63	Chief Executive Officer since January 2016. Director since October 2015. President since January 2011. Senior Executive Vice President, Group President from August 2008 to January 2011. President, Marmaxx from 2005 to 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since joining in 1989.
John Klinger	59	Senior Executive Vice President and Chief Financial Officer since February 2024. Executive Vice President and Chief Financial Officer from January 2023 to February 2024. Executive Vice President, Corporate Controller from 2019 to January 2023. Senior Vice President, Corporate Controller from 2015 to 2019. Senior Vice President, Divisional Chief Financial Officer, TJX Europe from 2011 to 2015. Vice President, Corporate Finance from 2011 to 2011. Vice President, Divisional Chief Financial Officer for AJWright from 2007 to 2011. Various financial positions with TJX since joining in 2000.
Carol Meyrowitz	70	Executive Chairman of the Board since January 2016. Chairman of the Board from June 2015 to January 2016. Chief Executive Officer from January 2007 to January 2016. Director since 2006 and President from October 2005 to January 2011. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President, Marmaxx from 2001 to January 2005. Executive Vice President of TJX from 2001 to 2004. Various senior management and merchandising positions with Marmaxx and with Chadwick’s of Boston and Hit or Miss, former divisions of TJX, from 1983 to 2001.
Douglas Mizzi	64	Senior Executive Vice President, Group President since February 2018. President, TJX Canada from October 2011 to February 2018. Managing Director TK Maxx, UK from April 2010 to October 2011. Executive Vice President, Chief Operating Officer, WMI from February 2006 to April 2010. Senior Vice President, Director of Store Operations, WMI from 2004 to 2006. Various store operations positions with TJX from 1988 to 2004.
The executive officers hold office until the next annual meeting of the Board in June 2024 and until their successors are elected and qualified.

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
Key elements of our off-price business strategy, including opportunistic buying, operating with lean inventory levels, and frequent inventory turns, subject us to risks. Our customer transactions and our sales, margins, and other financial results could be adversely affected if we do not obtain and allocate the right merchandise at the right times, in the right quantities, at the right prices, in the right mix, and in the right geographies.
Our opportunistic buying strategy places considerable discretion with our merchants. They typically buy throughout the year, with much of our merchandise purchased for the current or immediately upcoming season. Our merchants are expected to effectively react to rapidly changing opportunities and trends in the market, to assess the desirability and value of merchandise, and to generally make determinations of how and what we source, as well as when and from where we source it. If they do not make assessments accurately or otherwise cannot execute our strategy in an effective or timely way, our customer transactions and our sales, margins, and other financial results could be adversely affected. If our merchandise is not generally purchased at prices sufficiently below prices paid by conventional retailers, we may not be able to maintain our desired overall pricing differential to full-price retailers, including department, specialty, and major online retailers, at various times or in some reporting segments, banners, product categories or geographies.
In addition, to respond to customer demand and effectively manage pricing and markdowns, we need to appropriately allocate and deliver merchandise to our stores, maintain an appropriate mix and level of inventory in each store, and be flexible in our allocation of floor space at our stores among product categories. We also base our inventory purchases, in part, on our sales forecasts. If our sales forecasts fail to predict customer demand, we may experience higher inventory levels than we planned and we may need to take markdowns on excess or slow-moving inventory, or we may have insufficient inventory to meet customer demand, either of which could adversely affect our financial performance.
A variety of factors have impacted, and may continue to impact, execution of our opportunistic buying strategy and inventory management. For example, our ability to allocate, deliver, and maintain our preferred mix and level of inventory has been impacted in recent years by temporary store closures, inflationary pressures, global supply chain disruptions, and other challenges, as a result of events, including the global COVID-19 pandemic.
Failure to identify consumer trends and preferences, or to otherwise meet customer demand or expectations, in new or existing markets or channels could negatively impact our performance.
As our success depends on our ability to meet customer demand and expectations, we seek to identify consumer trends and preferences on an ongoing basis and to offer inventory and shopping experiences that meet those trends and preferences. However, we may not do so effectively and/or in a timely manner across our diverse merchandise categories and in each of the many markets in which we do business. Trends and preferences in markets may differ from what we anticipate and could change rapidly. Although our business model allows us greater flexibility to meet consumer product preferences and trends than many traditional retailers (for example, by expanding and contracting merchandise categories in response to consumers’ changing tastes), we may not successfully do so, which could impact inventory turns, customer transactions, and sales, and may have a negative impact on our ability to attract new customers, retain existing customers, and/or encourage frequent customer visits and/or cross-shopping of our multiple retail banners, any of which could adversely affect our results.
Customers also may have expectations about how they shop in stores or through e-commerce or more generally engage with businesses across different channels (including digital/social media platforms). These expectations may vary both across and within demographics and geographies and may evolve rapidly or be impacted by external factors, as was the case during the COVID-19 pandemic. Meeting customers’ expectations effectively generally involves identifying the right opportunities and making the right investments at the right time and with the right speed, among other things, and failure to do so may impact our business and financial results.

We operate in highly competitive markets, and we may not be able to compete effectively.
The retail apparel and home fashion businesses are highly competitive. We compete on the basis of various factors affecting value (which we define as the combination of brand, fashion, price and quality). We also compete on merchandise selection and freshness; banner name recognition and appeal; both in-store and online service and shopping experience; convenience; and store location. We compete with local, regional, national and international retailers that sell apparel, home fashions and other merchandise that we may carry including retailers that operate through stores, e-commerce and/or other media, as well as omnichannel retailers. Some of our competitors are larger than we are or have more experience than we do in selling certain product lines or through certain channels. New competitors frequently enter the market. Additionally, competitors may enter or increase their presence in markets in which we operate, consolidate with other retailers, expand their merchandise offerings, expand their e-commerce capabilities, add new sales channels, change their pricing strategies, and/or adopt new processes or technologies that may allow them to compete more effectively. More generally, consumer e-commerce spending may continue to increase, as it has in recent years, while our business is primarily in brick and mortar stores. If we fail to compete effectively, our sales and results of operations could be adversely affected.
If we fail to successfully implement our marketing efforts, if our marketing efforts are not successful in driving expected increases in sales or if our competitors’ marketing programs are more effective than ours, our revenue or results of operations may be adversely affected.
Customer transactions and demand for our merchandise may be influenced by our marketing efforts. Although we use various marketing channels to drive customer awareness and consideration of and interest in shopping our retail banners with the aim of increasing sales, including linear television, streaming video, audio, outdoor, digital/social media, and mobile, some of our competitors may spend more for their marketing programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Further, we may not be able to effectively develop or implement strategies in rapidly evolving digital/social media channels. Partnerships with celebrities and social media content creators may expose us to reputational or other risks. If our marketing efforts are not as successful or cost effective as anticipated, our revenue and results of operations could be adversely affected.
Failure to continue to expand our business successfully could adversely affect our financial results.
Our growth strategy includes successfully expanding within our current markets and/or into new geographic regions, appropriately calibrating product lines and channels, including e-commerce, and, as appropriate, adding new businesses, whether by development, investment, or acquisition. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may fail to meet our financial performance expectations generally or within certain markets or divisions, and we may be required to increase or decrease investments or slow our planned growth. We have closed stores and operations, divested from, and disposed of, businesses in the past, including for performance-related reasons, and we may be required to do so again in the future. Even if a particular market has high commercial vacancies, if we are not able to find and lease appropriate real estate on attractive terms in the locations where we seek to open stores, or if new stores do not perform as well as we anticipated, we may need to change our planned growth in those markets.
Growth can also add complexity to our business operations by requiring effective and timely information sharing; significant additional attention from our management and other functions across our business, including compliance and risk management; development of new capabilities, processes, and controls; increased staffing and Associate training; and/or retention and management of appropriate third-party providers. These requirements may increase with further growth, particularly if we expand into additional countries. If we are unable to manage our growth effectively, our business may be adversely affected or we may need to reduce the rate of expansion or otherwise curtail growth, which may adversely affect our sales, business plans, and results.
Failure to effectively manage the large size and scale of our operations may adversely affect our financial results.
The substantial size of our business can make it challenging to run our complex operations effectively and to manage suitable internal resources and third-party providers with appropriate oversight, including, for example, for teams managing administration, information technology systems, merchandising, sourcing, store operations, distribution, logistics, and compliance. The large size and scale of our operations, our multiple banners and locations across the U.S., Canada, Europe and Australia, and the autonomy afforded to the banners in some aspects of the business also increase the risk that our systems, controls, practices and policies may not be implemented effectively or consistently throughout our company, that information may not be appropriately shared across our operations, and/or that our marketing and communications strategies may lack cohesion. The size and scale of our business also creates challenges in human resources administration and effectively managing, training, retaining, and engaging a large, disparate workforce, including those with a remote or hybrid work arrangement. These challenges may increase if a portion of our workforce is unable to work on site or is temporarily furloughed, as occurred in recent years. If we are unable to manage our size and scale effectively, our results of operations may be adversely affected.

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
–information technology challenges;
–compliance with laws and regulations including labor, environmental, supply chain, international trade, and other laws in relevant countries, and those concerning ethical business practices;
–duties, tariffs, border adjustment taxes, trade restrictions, sanctions, quotas, and voluntary export restrictions on imported merchandise;
–changes to the United States Mexico Canada Agreement (the successor to the North American Free Trade Agreement) or successor or other trade agreements;
–pandemics and epidemics (such as the COVID-19 pandemic) affecting sourcing, including manufacturing, buying or delivery;
–strikes, threats of strikes, and other events affecting delivery;
–consumer perceptions of the safety or quality of imported merchandise;
–compliance with product laws and regulations of the destination country;
–product liability claims from customers or investigations, enforcement or penalties from government agencies relating to products that are recalled, defective, or otherwise noncompliant or alleged to be harmful;
–intellectual property enforcement and infringement issues;
–concerns about environmental impact where materials are sourced and merchandise is produced, including relating to greenhouse gas emissions, waste, water usage, deforestation, biodiversity, and the impact of these activities on human health and local communities;
–concerns about human rights, working conditions, and other labor rights and conditions in countries where merchandise is produced or materials are sourced, such as concerns related to treatment of the Uyghur population in the Xinjiang province of China;
–currency exchange rates and financial or economic instability (including potential financial instability related to banking institutions); and
–political, military, or other disruptions in regions and /or countries from, to or through which merchandise is imported, including in Ukraine and Russia, the Middle East, and the Red Sea and surrounding waterways.
Further, we are, and expect we will continue to be, subject to an increasing number of regulations that require us to report, develop new policies and procedures for, and, in certain cases, work to mitigate, certain supply chain risks related to sourcing merchandise internationally. These regulations may result in increased operating costs and affect where, what, and how we source and how we allocate what we buy. These and other factors relating to sourcing, international trade, and imported merchandise could affect the availability and the price of our inventory and our operating costs. Furthermore, although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to production of merchandise, international operations, and importing merchandise, there can be no assurance that our Associates and our contractors, agents, vendors or other third parties with whom we do business or to whom we outsource business operations, will not violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our reputation, operations, or operating results.

Compromises of our cybersecurity, disruptions in our information technology systems, or failure to satisfy the information technology needs of our business could result in material loss or liability, materially impact our operating results or materially harm our reputation.
Our business depends on our information technology (“IT”) systems, which collect and process information of customers, Associates and other persons, as well as information of our business and of our suppliers, service providers and other third parties. We rely heavily on IT systems, including those operated and maintained by our suppliers, service providers and other third parties, to manage key aspects of our business, including: planning; purchasing; sales, including point-of-sale processing and e-commerce; supply chain management; inventory management; human resources; financial management; communications; information security; and legal and regulatory compliance. Our ongoing operations and successful growth are dependent on these systems and require us to accurately anticipate our current and future IT needs, including successfully developing, implementing, and maintaining appropriate systems and adopting new technologies appropriately and in a timely manner. This reliance requires us to accurately anticipate our current and future IT needs and successfully develop, implement, and maintain appropriate systems, as well as effective disaster recovery plans for such systems. Our ongoing operations and successful growth are dependent on our doing these things effectively. We also are dependent on the ongoing integrity, security and consistent operations of these systems, including related back-up systems.
As is common in the retail industry, our IT systems, as well as those of our suppliers, service providers and other third parties whose information technology systems we utilize directly or indirectly, are targeted by attempts to access or obtain personal or other sensitive information, attempts at monetary theft, and attempts to disrupt business. These attempts include use of malware, ransomware, phishing, social engineering, denial-of-service attacks, exploitation of system vulnerabilities or misconfigurations, Associate malfeasance, digital and physical payment card skimmers, account takeovers and other forms of cyber-attacks. These attempts continue to increase in sophistication, heightening the risk of compromise or disruption. While some of these attempts have resulted in cybersecurity incidents, the unauthorized intrusion into our network discovered late in 2006 is the only such cybersecurity incident to date that has been material to the results of our operations. Our IT systems and those of our suppliers, service providers and other third parties also may be damaged or disrupted, or personal or sensitive information compromised, from a number of other causes, including power outages, system failures, catastrophic events or Associate or contractor error. Such damage, disruption or compromise could materially impair our ability to operate our business or otherwise result in material impacts on our operating results.
Changes in the business landscape and the increase of remote working by our Associates, service providers and other third parties have the potential to increase the likelihood of system damage or disruption and increase the risk of a cybersecurity compromise. Additionally, there is a heightened risk of cybersecurity incidents as a result of geopolitical events outside of our control. These factors have led to the need for additional mitigation strategies and investments across our IT Security workforce, technologies and processes.
In addition, the global regulatory environment surrounding information security and privacy is increasingly demanding, and cybersecurity compromises and disruptions in our IT systems could result in regulatory enforcement actions, class actions, contract liability, or other forms of material legal liability. Any successful compromise or disruption of our IT systems, or other compromise of the information that we collect or is collected on our behalf from our customers, Associates or other persons, could result in material reputational harm and impact our customers’ willingness to shop in our stores or online, and could affect our suppliers’, service providers’, or other third parties’ willingness to do business with us.
We maintain policies, procedures and controls designed to reduce the risks of cybersecurity compromises and IT failures or disruptions, but these controls vary in maturity across the business and may fail to operate as intended or be circumvented. Additionally, the logging policies, procedures, and controls that we have implemented to facilitate the investigation of potential cybersecurity compromises or disruptions may be insufficient to fully investigate all such events. These policies, procedures and controls also require costly and ongoing investment in technologies, hiring, training and compliance.
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

Our results and profitability could be adversely affected by increased labor costs, including wage, pension, health and other costs, or other challenges from our large workforce.
Our Associates are key to supporting our business and operations effectively, and our operating expenses continue to reflect increased labor costs. Further increases to labor costs could adversely affect our financial performance. We have a large and disparate workforce, and our ability to meet our labor needs and manage labor costs is subject to various external factors such as minimum wage laws and benefits requirements; market pressures, including prevailing wage rates and benefit levels, unemployment levels, and competition for labor from other industries; economic conditions, including inflation; changing demographics and workforce trends, including with respect to unionization and collective bargaining; interest rate changes; actuarial assumptions and methods; the costs of providing and managing retirement, health and other employee benefits, including health and insurance costs; and a dynamic regulatory and policy environment, including with respect to health care, immigration, labor, employment, pension and other employee benefits, and taxes. Any of these factors could increase, and have in the past increased, our labor costs. These factors could also increase the labor or other costs of our service providers, which could be passed on to us. Conversely, failing to offer competitive wages or benefits, or to manage our workforce effectively, could adversely affect our ability to attract or retain appropriate talent sufficient to meet the needs of our business, causing our customer service or performance to suffer.
Additionally, many Associates in our distribution centers in the United States and Canada are members of unions, and other Associates are members of works councils in Europe. We are subject to the risk of labor actions or disruptions of various kinds, including work stoppages, decreased flexibility as a result of labor law limitations, as well as risks and potential material expenses associated with multiemployer plans, including from pension plan underfunding, benefit cuts, increased contribution or funding requirements, changes in plan terms, withdrawal liability, increased premium costs, conditions imposed under any governmental assistance programs or insolvency of other participating employers or governmental insurance programs. Other portions of our workforce, including, for example Associates who work in our U.S. stores, which make up the largest portion of our workforce, may become unionized, which may subject us to additional requirements, expectations, actions or expense.
Failure to employ qualified Associates in appropriate numbers and to retain key Associates and management could adversely affect our performance.
We need to employ a large number of capable, engaged Associates for our stores and distribution centers and for other areas of our business. We must constantly recruit new Associates to fill entry level and part-time positions, which have high rates of turnover and at times find seasonal talent in sufficient numbers. The availability and skill of Associates may differ across markets in which we do business and in new markets we enter, and we may be unable to meet or manage our labor needs effectively. In addition, we have faced and may continue to face additional challenges in recruiting or retaining sufficient talent due to shifts in the labor market, wage pressures and competition, flexible scheduling needs, and health and safety concerns, among other factors. We also have faced and may continue to face challenges in engaging, overseeing, and training Associates with remote or hybrid work arrangements. We also have faced, and may continue to face, potential challenges relating to Associates’ willingness or ability to staff our stores and distribution centers or otherwise continue employment as a result of economic pressures, health concerns, or otherwise.
Our performance also depends on recruiting, hiring, developing, training, and retaining talented Associates in key areas such as buying, management, information technology functions, and other corporate areas. Similar to other retailers, we face challenges in securing and retaining sufficient talent in management and other key areas for many reasons, including competition for talent in the retail industry, from other industries, and in various geographic markets. In addition, because of the distinctive nature of our off-price model, we must provide significant internal training and development, including doing so remotely, for key Associates across the Company, including within our buying organization, and must effectively manage succession planning. If we do not effectively attract qualified individuals, train them in our business model, support their development, engage them in our business, and retain them in sufficient numbers and at appropriate levels of the organization, our growth could be limited, and the successful execution of our business model could be adversely affected.

Damage to our corporate reputation or those of our retail banners could adversely affect our sales and operating results.
Our customer relationships and our reputation are based, in part, on perceptions of subjective qualities. Incidents that erode trust or confidence in our company could adversely affect our reputation and thereby impact our business, particularly if the incidents result in rapid or significant adverse publicity, protest, litigation, boycotts, governmental inquiry, or other stakeholder response. This could include incidents that involve the company; our retail banners; our executives and other Associates; our board of directors; our policies and practices; how we source merchandise; our third-party providers; our vendors and others within our supply chain; the merchandise and brands that we sell, including our licensed or owned brands; our investments; the regions where we have operations or investments; our partners; celebrities, content creators, or other social media influencers that may draw attention to our retail banners; product recalls; and our industry more generally. Information on such incidents that is publicized through traditional or digital/social media platforms and other forums that facilitate rapid, broad communications to an audience of consumers and other interested persons, may adversely affect our reputation and brand, even if the information is inaccurate, incomplete, or unverified. Similarly, challenges or reactions to action (or inaction), or perceived action (or inaction), by our company to crises, political matters, sensitive or polarizing topics, or on issues related to corporate responsibility or environmental, social, and governance (“ESG”) matters, and any perceived lack of transparency about such matters, could harm our reputation.
This kind of reputational damage could occur locally or globally and could impact our company or our individual retail banners. Damage to the reputation of our company and our banners could, among other things, result in declines in customer loyalty and sales; affect our vendor relationships and/or business development opportunities; limit our ability to attract and retain appropriate talent sufficient to meet the needs of our business; result in demonstrations, protests, or other altercations at our stores; divert the attention and resources of management, including to respond to inquiries or additional regulatory scrutiny; and otherwise adversely affect our financial results.
Our business is subject to evolving corporate governance and public disclosure regulations and expectations, including with respect to matters relating to environmental sustainability, human capital management, social compliance, and governance. Failure to meet such expectations or comply with regulation could materially impact our operating results or materially harm our reputation.
Certain investor advocacy groups, investors, customers, regulators, Associates, and other stakeholders have increasingly focused on social impact, environmental sustainability, human capital management, human rights and other related matters in a variety of ways that are not necessarily consistent. From time to time, we announce certain initiatives related to our corporate responsibility efforts, which we have focused under four pillars: environmental sustainability, workplace, communities, and responsible business, including responsible sourcing and social compliance. These initiatives may be considered to be overreaching by some stakeholders and inadequate by other stakeholders. We could fail or be perceived to fail or fall short in our pursuit of such initiatives or to go too far in pursuing priorities perceived as outside of our business mission, or in accurately and comprehensively reporting our progress on such initiatives and any related goals and commitments. If our ESG practices do not meet investor or other stakeholder expectations and standards, including related to climate change, environmental sustainability, human capital management, supply chain management, and human rights, or do not meet related regulations and expectations for increased transparency, which continue to increase, our reputation may be impacted negatively, and we may be subject to litigation risk and/or regulatory enforcement. In addition, we could be criticized for the scope of our initiatives or goals, which some may consider too wide and others may perceive as too narrow, or perceived as not acting responsibly in connection with these matters or otherwise, and that evaluation may be based on factors unrelated to the impact of these matters on our business, financial or otherwise. Our failure, or perceived failure, with these initiatives or more generally to manage reputational threats and meet shifting and in certain cases, inconsistent, stakeholder expectations or consumer preferences could negatively impact our brand, image, reputation, credibility, Associate retention, and the willingness of our customers and suppliers to do business with us.
Further expansion of our international operations could expose us to risks inherent in operating in new countries.
We have a significant retail presence in several countries in Europe and in Canada and Australia. We also operate buying and other offices around the world. Our goal is to continue to expand our operations into other countries in the future. It can be costly and complex to identify appropriate store locations and establish, develop and maintain international operations and to promote business in new international jurisdictions, which may differ significantly from other countries in which we currently operate.

As with our current operations, risks are inherent in opening and developing operations in new countries, including those related to compliance under the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Additional risks include, among others, understanding the local retail climate and trends, local customs and cultures, seasonal differences, business practices and competitive conditions; complying with relevant laws, rules and regulations; developing an appropriate infrastructure; identifying suitable partners for local operations and for integration with our global operations and effectively communicating and implementing company policies and practices in new, possibly remote, jurisdictions. Financial, regulatory and other risks are also associated with international operations, including currency exchange fluctuations; potentially adverse tax consequences; limitations on the repatriation and investment of funds outside of the country where earned; trade regulations; other compliance requirements; the risk of policy or regulatory changes; the risk of political, economic and civil instability and labor unrest; and uncertainties regarding interpretation, application and enforceability of laws and agreements. Any of these risks could adversely impact our operations, profitability or liquidity.
Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.
Our operating results have fluctuated from quarter to quarter, sometimes significantly, at points in the past and may do so again in the future. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our stock price may decline (as it has at times in recent years), and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors. We maintain a forecasting process that seeks to plan sales and align expenses. If we do not control costs or appropriately adjust costs to actual results, or if actual results differ significantly from our forecast, our financial performance could be adversely affected. In addition, if we suspend our buyback program, as we did during fiscal 2021, or if we have an active buyback program and are repurchasing shares but do not repurchase the number of shares we contemplated pursuant to our financial plans at the rate or in the timing we planned, our earnings per share may be adversely affected. Similarly, if we reduce or suspend our dividend distributions, as we did for part of fiscal 2021, our stock price may be adversely affected.
Failure to protect our inventory or other assets from loss and theft may impact customer and Associate safety as well as our financial results.
Risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail business. Loss may be caused by error or misconduct of Associates, customers, vendors or other third parties, including through organized retail crime and professional theft, and may be further impacted by macroeconomic factors, including the enforcement environment. We may not be able to determine the cause or extent of the loss in a timely manner or at all. Our inability to effectively prevent and/or minimize or reduce the loss or theft of assets, or to accurately predict and accrue for the impact of those losses, has adversely affected our financial performance, as it did for part of fiscal 2023, and could do so again. In addition, our ability to provide a safe environment in our stores may be impacted in the course of a theft or other behavioral situations that periodically arise.
We depend upon strong cash flows from our operations to supply capital to fund our operations, anticipated growth, any stock repurchases and dividends and interest and debt repayment.
Our business depends upon our operations continuing to generate strong cash flow to supply capital to support our general operating activities, to fund our anticipated growth and any return of cash to stockholders through our stock repurchase programs and dividends, and to pay our interest and debt repayments. If we are unable to generate sufficient cash flows or to repatriate cash from our international operations in a manner that is cost effective, our growth plans, capital expenditures, operating expenses and financial performance, including our earnings per share, could be adversely affected. Changes in the capital and credit markets, including market disruptions, limited liquidity and interest rate fluctuations, have in the past increased, and may continue to increase, the cost of financing or restrict our access to these potential sources of liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance, and on maintaining strong credit ratings. On occasion, we borrow money to finance our activities, and if financing were not available to us in adequate amounts and on appropriate terms when needed, that could also adversely affect our financial performance.

If we engage in mergers, acquisitions or investments in new businesses, or divest, close or consolidate any of our current businesses, our business could be subject to additional risks.
We may acquire new businesses, as we have in the past, invest in other businesses or enter into joint ventures with other businesses, develop new businesses internally (as with Homesense, our second U.S. home store concept), launch or expand e-commerce platforms (as we did with homegoods.com, which we closed in fiscal 2024), and divest (as we did in fiscal 2023 with our minority interest in Familia), close or consolidate businesses. Failure to execute on mergers, acquisitions, investments, divestitures, closings and consolidations in a satisfactory manner, including due to circumstances outside our control, could adversely affect our future results of operations and financial condition. Acquisition, investment or divestiture activities may divert attention of management away from operating the existing businesses, and we may not effectively evaluate target companies, investments or investment partners or assess the risks, benefits, and costs of buying, investing in or closing businesses, or the integration or attendant risks of acquired businesses or investments, all of which can be difficult, time-consuming and dilutive. These activities may not meet our performance and other expectations and may expose us to unexpected or greater-than-expected costs, liabilities, and risks, including from, for example, changes in law, market conditions, the retail industry, political conditions, inaccurate assumptions, or the negligence or malfeasance of our partners or other third parties. In addition, in connection with our prior acquisitions, we recorded intangible assets and goodwill and the value of the tradenames, and may similarly do so in the future in connection with other acquisitions. If we are unable to realize the anticipated benefits from acquisitions or investments, we may be required to impair some or all of the goodwill associated with an acquisition or investment, which would adversely impact our results of operations and balance sheet, such as with an impairment charge. For example, in connection with the ongoing conflict between Russia and Ukraine, we divested our minority ownership interest in Familia and did not recover the full value of our investment. Divestitures, closings and consolidations could involve risks such as significant costs and obligations of closure, including exposure on leases, owned real estate and other contractual, employment, pension and severance obligations, and potential liabilities that may arise under law as a result of the disposition or as a result of the credit risk of an acquirer.
Our large number of real estate leases, which generally obligate us for long periods, subject us to potential financial risk.
We lease almost all of our store locations and either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with leasing and owning real estate. While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate most of our leases if or when we would like to do so. If we decide or are required to permanently close stores, we are typically required to continue to perform obligations under the applicable leases, which generally include, among other things, paying rent, real estate taxes, and operating expenses for the balance of the lease term or paying to exercise rights to terminate, and the cost of any of these obligations may be significant. When we assign leases to third parties, or if we sell or close a business, we can remain liable for the lease obligations for the balance of the term and we are contingently liable if the assignee does not perform (as was the case with some of our former operations). We also remain primarily liable if we sublease space to a third party. In addition, when the lease terms for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially reasonable terms or at all, which could cause us to permanently close stores or to relocate stores within a market on less favorable terms or in a less favorable location. Any or all of these factors could adversely affect our financial results.
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

Volatility or uncertainty in regulation or policy, including in areas such as international trade and U.S. tariff policies; threats or occurrences of war or armed conflict (including the ongoing Russia-Ukraine conflict, the resurgence of conflict in the Middle East, and recent shipping disruptions in the Red Sea and surrounding waterways); terrorism; pandemics or epidemics (such as the COVID-19 pandemic); supply chain disruptions; geopolitical instability or uncertainty; uncertainty regarding the financial stability of banking institutions; and political or social unrest and/or conflict (locally or across regions) may have significant effects on consumer confidence and spending that can in turn, affect our financial results and impact the retail industry generally. These conditions and factors also shift trends in consumer spending that could affect our business. Although we believe our flexible off-price model helps us react to such changes, shifts in the market may adversely affect our sales, cash flows, merchandise orders and results of operations and performance.
Changes in economic conditions, on a global level or in particular markets, may adversely affect our sources of liquidity and costs of capital and increase our financial exposure, and our strategies for managing these financial risks may not be effective or sufficient.
Global financial markets can experience volatility, disruption and credit contraction, which could adversely affect global economic conditions. Changes in economic conditions could adversely affect sources of liquidity available to us or our costs of capital, including through capital markets. In particular, prolonged volatility or significant disruption of global financial markets relating to the financial and regulatory environment; interest rate increases following a period of low interest rates; and geopolitical conflict, including the ongoing Russia-Ukraine conflict, the resurgence of conflict in the Middle East and recent shipping disruptions in the Red Sea and surrounding waterways, could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all, and impede our ability to comply with debt covenants. In addition, changes in economic conditions could adversely affect plan asset values and investment performance and increase our pension liabilities, expenses and funding requirements and other related financial exposure with respect to company-sponsored and multiemployer pension plans. We rely on banks and other financial institutions to safeguard and allow ready access to assets such as cash and cash equivalents. Our strategies for managing these financial risks and exposures may not be effective or sufficient or may expose us to risk.
Our results may be adversely affected by severe or unseasonable adverse weather, serious disruptions, catastrophic events or public health crises.
Natural or other disasters, such as hurricanes, tornadoes, floods, wildfires, earthquakes and other extreme weather; climate conditions; public health issues, such as pandemics and epidemics (such as the COVID-19 pandemic); fires or explosions; acts of war or conflict (such as the ongoing Russia-Ukraine conflict, the resurgence of conflict in the Middle East and recent shipping disruptions in the Red Sea and surrounding waterways); domestic or foreign terrorism or other acts of violence (including riots or active shooter situations); or cyberterrorism, nation-state cyber-attacks, or other cyber events could disrupt our operations in a number of ways, including by causing injury or serious harm to our Associates (when traveling on business or otherwise) or customers; severely damaging or destroying one or more of our stores, distribution facilities, data centers or office facilities, or could disrupt the operations of, or require the closure of, one or more of our vendors or other parts of our supply chain located in the affected areas. Day-to-day operations, including our ability to receive products from our vendors or third-party service providers or to transport products to our stores or to our e-commerce customers could be adversely affected, transportation to and from our stores (by customers or Associates) could be limited, or we could temporarily close stores or distribution centers in the affected areas or in areas served by affected distribution centers for a short or extended period of time (as with closures of our stores and other facilities at various times due to the COVID-19 pandemic). Government regulations and responses to such events or conditions could affect our operations or result in material expenses relating to compliance. Adverse or unseasonable weather, such as storms, severe cold or heat or unseasonable temperatures (even if not extreme), which could increase in both frequency and severity over time, may also affect customers’ buying patterns and willingness to shop at all or in certain categories we offer, particularly in apparel, products viewed as contributing to deforestation or biodiversity loss, or seasonal merchandise, and may affect our ability to source products containing raw materials whose yield is affected by adverse weather, which could impact our sales, customer satisfaction with our stores, and our markdowns, adversely affecting our business.
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
Energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline. An increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. Although we typically enter into derivative instruments designed to manage a portion of our transportation costs (a hedging strategy), any such strategy may not be effective or sufficient and could result in increased operating costs. Increased regulation related to environmental costs, including cap and trade, carbon taxes or other emissions management systems could also adversely affect our costs of doing business, including utility, transportation and logistics costs. Shortages or disruptions, including from increased demand, geopolitical conflicts, and other factors, impacting transportation within our supply chain, also negatively impact our cost of business and cause costs to fluctuate in ways we may not be able to anticipate. For example, in recent years, increased freight costs related to labor, equipment and capacity shortages involving freight hauling, as well as other factors, had an adverse impact on our margins. In fiscal 2023 and fiscal 2024, the conflict in Ukraine and related sanctions on Russia impacted, and in fiscal 2025 we anticipate this will continue to impact, fuel resources and operations of third parties along our supply chain such that our inventory flow and financial performance may have been and may continue to be negatively impacted. Similarly, other commodity prices can fluctuate dramatically. Such increases can impact the cost of merchandise, which could adversely affect our performance through potentially reduced consumer demand or reduced margins.
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
We are subject to national, state, provincial, regional and local laws, rules, regulations, mandates, accounting standards, principles and interpretations, as well as government orders in various countries in which we operate that collectively affect multiple aspects of our business. We are also subject to new and changing laws, rules and regulations, mandates, evolving interpretations of existing laws by judicial and regulatory authorities, changes in accounting standards or interpretations, and reforms in jurisdictions where we do business. These requirements, current or changing, could adversely affect our operating results, increase our reporting burdens, require us to develop new policies and procedures, and may affect our operations, including where, what, and how we source and how we allocate what we buy, and include those involving:
–labor and employment practices and benefits, including pay transparency requirements and rules applicable to labor unions and works councils;
–import/export, supply chain, social compliance, trade restrictions, and logistics, including resulting from changes to requirements or policies from the Uyghur Forced Labor Prevention Act and the emergence of widespread sanctions as a result of the ongoing Russia-Ukraine conflict;
–climate change, energy, waste and water;

–consumer protection, product safety, and product compliance;
–marketing;
–financial regulations and reporting;
–tax;
–cybersecurity, data protection and privacy, such as to comply with, or fines and penalties related to, General Data Protection Regulation in the European Union and the California Consumer Privacy Act;
–Internet regulations, including e-commerce, electronic communications and privacy;
–protection of intellectual property rights;
–health, welfare and safety requirements; and
–compliance with governmental assistance programs.
Complying with applicable laws, rules, regulations, standards, interpretations, orders and our own internal policies may require us to spend additional time and resources to implement new procedures and other controls, conduct audits, train Associates and third parties on our compliance methods, or take other actions, particularly as we continue to grow globally and enter new markets, countries, or product categories, any of which could adversely impact our results. Particularly in a dynamic regulatory environment, anticipated changes to laws and regulations has required, and is expected to continue to require, us to invest in compliance efforts or otherwise expend resources before changes are certain.
In addition, if we, or third parties that perform services on our behalf, fail to comply with applicable laws, rules, regulations, standards, interpretations and orders, or are unable to provide us with data or other information needed to meet our regulatory reporting obligations, we may be subject to judgments, fines or other costs or penalties, which may cause reputational harm and could adversely affect our operations and our financial results and condition.
Our results may be materially adversely affected by the outcomes of litigation, legal proceedings and other legal or regulatory matters.
We are involved in, and may in the future become involved in, legal proceedings, regulatory reviews, audits and other legal matters. These may involve inquiries, investigations, lawsuits and other proceedings by local, provincial, state and national governmental entities (in the U.S. and other countries) and private plaintiffs, including with respect to employment and employee benefits (such as classification, employment rights, discrimination, wage and hour, retaliation, and pay transparency); whistleblower claims; harassment claims; tax; securities; disclosure; real estate; environmental matters; hazardous materials and hazardous waste; tort; business practices; consumer protection; privacy/cybersecurity; product safety and compliance; advertising; and intellectual property. There continue to be employment-related and consumer protection lawsuits, including putative class actions, in the United States, and we are subject to these types of suits. We cannot predict the results of legal and regulatory proceedings with certainty, and actual results may differ from any reserves we establish estimating the probable outcome. Regardless of merit or outcome, these proceedings can be both time-consuming and disruptive to our operations and may cause reputational harm as well as significant expense and diversion of management attention. Legal, regulatory, and other proceedings could expose us to significant defense costs, fines, penalties and liability to private parties and governmental entities for monetary recoveries and other amounts and attorneys’ fees and/or require us to change aspects of our operations, any of which could have a material adverse effect on our business and results of operations.

Quality, safety, or other issues with merchandise we buy and sell could impact our reputation, sales and financial results.
Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we import, transport, and sell to consumers. Regulations and standards in this area including federal laws and regulations enforced by the U.S. Consumer Product Safety Commission (such as the Consumer Product Safety Improvement Act of 2008) and the U.S. Food and Drug Administration (such as the U.S. Food Safety Modernization Act), state regulations like California’s Proposition 65, and similar obligations in other countries in which we operate impose restrictions and requirements on the merchandise we buy and sell. These requirements change from time to time, and new national, state, provincial, or local regulations in the U.S. and other countries that may affect our business are contemplated and enacted with some regularity. We rely on our vendors to provide quality merchandise that complies with applicable laws and regulations, as well as our vendor code of conduct. However, our vendors have not always complied with such obligations. If we or our merchandise vendors are unable or fail to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to existing or new merchandise categories or in new geographies, or if we sell non-compliant, unsafe, or previously recalled products, we could have to conduct product recalls, and could incur significant fines or penalties for non-compliance with applicable laws and regulations, or we could have to curtail some aspects of our sales or operations, which could have an adverse effect on our financial results. Actual, potential, or non-compliance with applicable laws and regulations could, and in certain instances in the past has, exposed us to litigation or governmental enforcement action. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor these obligations to an extent we consider sufficient or at all. In certain circumstances, we may bear some responsibility for compliance with applicable product safety laws, labeling requirements and other applicable laws and regulations. In addition, failure to comply with, or the perception that we have failed to comply with, other social compliance, product, labor and/or environmental standards or monitoring practices, all of which continue to evolve, related to the products we sell could subject us to reputational harm and impact our financial results.
Concerns or issues with the quality, safety and sourcing of merchandise, particularly with products subject to increased levels of regulation or inquiry, or the authenticity of merchandise could result in regulatory, civil or criminal fines or penalties, litigation or reputational harm, any of which could have an adverse effect on our financial results.
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
ITEM 1B. Unresolved Staff Comments
None.

ITEM 1C. Cybersecurity
Risk Management and Strategy
As a global retailer, we are mindful of the ongoing risks to our IT systems and operations from various sources and have implemented processes to monitor and mitigate these risks. We have adopted a cybersecurity program designed to identify, assess, and manage material risks from cybersecurity threats and have integrated cybersecurity risk into our broader enterprise risk management framework. We incorporate third-party assessments into our risk management program using recognized standards that are relevant to our business and we periodically self-assess various functional areas of our organization.
We use a variety of strategies and techniques designed to identify cybersecurity risks and reduce the risk of unauthorized access to our organization’s confidential information (including customer, vendor, and associate data) and critical business systems. This approach includes various assessment activities (e.g. threat actor emulation and penetration testing), tabletop exercises, security awareness and training activities (e.g., simulated phishing campaigns and specialized training for cybersecurity personnel), encryption of certain types of information, and certain controls governing access to TJX facilities and systems, among other threat- and risk-based safeguards. The scope and level of our risk-based initiatives in these areas varies across functions and across the business.
We maintain an Information Management Program that is overseen by our Information Management Steering Committee (the “IMSC”), which is a cross-functional group consisting of senior leaders from areas such as IT, IT Security, Risk and Compliance, Privacy, Legal, and Audit. The IMSC is responsible for developing and updating policies to support TJX’s Information Management Program and enhance the overall privacy, information security, and records management posture of our business.
Within our IT Security department, our Security Operations Center provides threat detection and incident response capabilities. We also have an incident response plan which describes roles and responsibilities for internal stakeholders in responding to and escalating potential cybersecurity incidents. We periodically test this plan through tabletop exercises with relevant stakeholders across various functions of our business, including members of senior management.
We also have processes in place designed to identify and mitigate risks from third party technology and service providers, including, as appropriate, pre-contractual due diligence, review of contractual terms addressing cybersecurity and data protection, and periodic re-assessment based on assessed vendor risk.
Board of Directors Oversight
Our Board of Directors has oversight of the systems and processes established to report and monitor the most significant risks to our business (including those related to cybersecurity) and administers this oversight with respect to cybersecurity directly and through our Audit and Finance Committee. Our Board of Directors has oversight of our enterprise risk management program and, in addition, our Audit and Finance Committee reviews IT and cybersecurity risks and related topics with senior management on at least a quarterly basis. Significant cybersecurity risks identified by our Audit and Finance Committee are reported to the Board for review and consideration. Our Board has also had dedicated sessions during Board meetings on specific cybersecurity topics both led by our IT senior leaders and by outside advisors as part of its cybersecurity oversight practices. Additionally, outside of regular Board and committee meetings, the Chair of the IT Subcommittee of the Audit and Finance Committee meets with senior management (including the Chief Information Security Officer (“CISO”) and the Executive Vice President, Chief Information Officer (“CIO”)) on at least a quarterly basis to remain informed of and support our cybersecurity programs, including our assessment of current threats, defensive efforts, and other organizational initiatives.
Management’s Role in Managing Risk
Our information security program is overseen by our CISO, who has over thirty-five years of cybersecurity, information governance, and IT experience in critical infrastructure, private industry, and government. Our CISO reports to our CIO, who has more than twenty-eight years of global information technology leadership experience. Our CISO is informed about and monitors the prevention, detection and mitigation of cybersecurity threats through his management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.
Other than the unauthorized intrusion into our network discovered late in 2006, discussed in Item 1A in this Form 10-K, we are not aware of a cybersecurity incident that resulted in a material effect on our business strategy, results of operations, or financial condition. Despite our continuing efforts, our cybersecurity safeguards may not prevent breaches or breakdowns of our or our third-party service providers’ IT systems, particularly in the face of continually evolving cybersecurity threats and increasingly sophisticated threat actors. For more information, see “Compromises of our cybersecurity, disruptions in our information technology systems, or failure to satisfy the information technology needs of our business could result in material loss or liability, materially impact our operating results or materially harm our reputation”. in Item 1A in this Form 10-K.

ITEM 2. Properties
We lease virtually all of our store locations, as well as some of our distribution and fulfillment centers and office space. Most of TJX's leases in the U.S. and Canada are store operating leases, generally for an initial term of ten years with options to extend the lease term for one or more five-year periods. Store operating leases in Europe generally have an initial term of ten to fifteen years and leases in Australia generally have an initial term of ten years, some of which have options to extend. Some of the Company's leases have options to terminate prior to the lease expiration date.

STORE LOCATIONS
Stores were operated in the following locations at the end of fiscal 2024. Counts include both banners within a combo or a superstore:

United States	Marmaxx(a)	Sierra	HomeGoods(a)	Total
Alabama	35	—	12	47
Arizona	40	—	17	57
Arkansas	18	—	5	23
California	271	—	100	371
Colorado	29	9	12	50
Connecticut	52	1	21	74
Delaware	9	—	6	15
District of Columbia	6	—	—	6
Florida	204	—	88	292
Georgia	93	—	32	125
Hawaii	8	—	—	8
Idaho	9	1	3	13
Illinois	98	7	36	141
Indiana	44	2	12	58
Iowa	19	1	6	26
Kansas	19	1	7	27
Kentucky	29	1	7	37
Louisiana	31	—	10	41
Maine	12	1	5	18
Maryland	56	1	26	83
Massachusetts	108	3	40	151
Michigan	75	5	23	103
Minnesota	34	9	16	59
Mississippi	19	—	6	25
Missouri	39	—	13	52
Montana	6	1	2	9
Nebraska	10	1	6	17
Nevada	21	1	7	29
New Hampshire	28	5	15	48
New Jersey	91	4	55	150
New Mexico	10	1	3	14
New York	169	6	65	240
North Carolina	70	—	26	96
North Dakota	6	1	2	9
Ohio	90	5	29	124
Oklahoma	20	—	6	26
Oregon	27	3	10	40
Pennsylvania	99	3	38	140
Puerto Rico	29	—	6	35
Rhode Island	12	—	6	18
South Carolina	36	—	14	50
South Dakota	5	—	1	6
Tennessee	53	—	17	70
Texas	177	—	71	248
Utah	19	6	11	36
Vermont	8	1	1	10
Virginia	72	4	39	115
Washington	42	2	19	63
West Virginia	11	—	5	16
Wisconsin	43	7	17	67
Wyoming	5	2	—	7
Total Stores	2,516	95	974	3,585
(a)Marmaxx operates TJ Maxx and Marshalls. HomeGoods operates HomeGoods and Homesense.

Canada	Winners	HomeSense	Marshalls	Total
Alberta	43	21	17	81
British Columbia	42	23	9	74
Manitoba	9	5	5	19
New Brunswick	4	3	4	11
Newfoundland	3	2	2	7
Nova Scotia	11	5	2	18
Ontario	127	72	49	248
Prince Edward Island	1	1	—	2
Quebec	55	22	15	92
Saskatchewan	7	4	3	14
Total Stores	302	158	106	566

Europe	TK Maxx	Homesense	Total
United Kingdom	355	77	432
Republic of Ireland	27	2	29
Germany	174	—	174
Poland	53	—	53
Austria	19	—	19
The Netherlands	16	—	16
Total Stores	644	79	723

Australia	TK Maxx
Australian Capital Territory	3
New South Wales	24
Queensland	26
Victoria	20
South Australia	4
Western Australia	2
Tasmania	1
Total Stores	80
DISTRIBUTION CENTERS
The following is a summary of our primary owned and leased distribution and fulfillment centers as of February 3, 2024. Square footage information for the distribution and fulfillment centers represents total “ground cover” of the facility.

	Owned		Leased		Total
Square footage in millions	Sq/ft	Count	Sq/ft	Count	Sq/ft	Count
Marmaxx	9	9	5	9	14	18
HomeGoods	4	5	3	3	7	8
Sierra	1	1	1	1	2	2
TJX Canada	—	—	3	5	3	5
TJX International	1	1	4	9	5	10
Total	15	16	16	27	31	43
OFFICE SPACE
TJX has corporate headquarters in Massachusetts which consists of both owned and leased space. Additionally, we own and lease additional office space throughout the United States and in various countries. As of February 3, 2024, TJX owned and leased a combined 3.4 million square feet of office space, primarily within the United States. Square footage information for office space represents total space owned or leased.

ITEM 3. Legal Proceedings
See Legal Contingencies in Note N—Contingent Obligations, Contingencies, and Commitments of Notes to Consolidated Financial Statements for information on legal proceedings.
ITEM 4. Mine Safety Disclosures
Not applicable.
PART II
ITEM 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange (Symbol: TJX).
The approximate number of common shareholders of record at February 3, 2024 was 1,865.

INFORMATION ON SHARE REPURCHASES
The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2024 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
October 29, 2023 through November 25, 2023(d)	1,772,684	$89.41	1,772,684	$1,685,298,367
November 26, 2023 through December 30, 2023	3,639,686	$89.98	3,639,686	$1,357,797,718
December 31, 2023 through February 3, 2024	3,296,892	$94.42	3,296,892	$1,046,499,865
Total	8,709,262		8,709,262
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2024, we announced that our Board of Directors had approved a new stock repurchase program that authorized the repurchase of up to an additional $2.5 billion of our common stock from time to time. Under this program and previously announced programs, we had approximately $3.5 billion available for repurchase as of February 3, 2024.
(d)Includes two days of shares repurchases in October that were previously disclosed in fiscal 2024’s third quarter 10Q due to a transition from reporting on a trade basis to reporting on a settlement basis.

ITEM 6. Reserved

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
TJX provides projections and other forward-looking statements in the following discussions particularly relating to our future financial performance. These forward-looking statements are estimates based on information currently available to us and subject to the cautionary statements set forth on page 2 of this Form 10-K. Our results are subject to risks, uncertainties and potentially inaccurate assumptions that could cause actual results to differ materially from those expressed or implied by any such forward-looking statements. Applicable risks and uncertainties include, among others, those described in Part I, Item 1A, Risk Factors, as well as other information we file with the SEC. TJX undertakes no obligation to update or revise any forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.
The discussion that follows relates to our 53-week fiscal year ended February 3, 2024 (fiscal 2024) and our 52-week fiscal years ended January 28, 2023 (fiscal 2023) and February 1, 2025 (fiscal 2025).
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. Discussions of fiscal 2022 items and year-to-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended January 28, 2023.
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. Our mission is to deliver great value to our customers every day. We do this by selling a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day through our stores and six e-commerce sites. We operate over 4,900 stores through our four main segments: in the U.S., Marmaxx (which operates TJ Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods, and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates TK Maxx, Homesense, tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe, and TK Maxx in Australia). In addition to our four main segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
Highlights of our financial performance for fiscal 2024 include the following:
–Net sales increased 9% to $54.2 billion for fiscal 2024 versus $49.9 billion for fiscal 2023. The 53rd week in fiscal 2024 increased net sales by an estimated 2%. As of February 3, 2024, the number of stores in operation increased approximately 2% and selling square footage increased approximately 3% compared to the end of fiscal 2023.
–Consolidated comp store sales increased 5% in fiscal 2024. See Net Sales below for the definition of comp store sales.
–Diluted earnings per share were $3.86 for fiscal 2024, which included an estimated benefit of $0.10 from the 53rd week in fiscal 2024, compared to $2.97 for fiscal 2023, which included a $0.14 net of tax charge related to the write-down and the divestiture of our minority investment in Familia.
–Pre-tax profit margin (the ratio of pre-tax income to net sales) for fiscal 2024 was 11.0%, which included an estimated 0.1 percentage point benefit from the 53rd week in fiscal 2024. This was a 1.7 percentage point increase compared to 9.3% for fiscal 2023, which included a 0.4 percentage point charge related to the write-down of our minority investment in Familia.
–Our cost of sales, including buying and occupancy costs, ratio for fiscal 2024 was 70.0%, a 2.4 percentage point decrease compared to 72.4% for fiscal 2023.
–Our selling, general and administrative (“SG&A”) expense ratio for fiscal 2024 was 19.3%, a 1.4 percentage point increase compared to 17.9% for fiscal 2023.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were up 1% on both a reported basis and constant currency basis at the end of fiscal 2024 as compared to the prior year.
–During fiscal 2024, we returned $4.0 billion to our shareholders through share repurchases and dividends. A dividend of $0.3325 per share was declared in the fourth quarter of fiscal 2024 and paid in March 2024.

Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales.

	Percentage of Net Sales
	Fiscal 2024	Fiscal 2023
Net sales	100.0%	100.0%
Cost of sales, including buying and occupancy costs	70.0	72.4
Selling, general and administrative expenses	19.3	17.9
Impairment on equity investment	—	0.4
Interest (income) expense, net	(0.3)	0.0
Income before income taxes	11.0%	9.3%
Net Sales
Net sales for fiscal 2024 totaled $54.2 billion, a 9% increase versus net sales of $49.9 billion for fiscal 2023. The increase includes a 5% increase in comp store sales, a 2% increase from the estimated impact of the 53rd week in fiscal 2024, a 2% increase from non-comp store sales and a neutral impact from foreign currency exchange rates. Net sales from our e-commerce sites combined amounted to less than 2% of total sales for both fiscal 2024 and fiscal 2023.
For fiscal 2023 and fiscal 2024, we have returned to our historical definition of comparable store sales (as defined below). While stores in the U.S. were open for all of fiscal 2022, a significant number of stores in TJX Canada and TJX International experienced COVID-related temporary store closures and government-mandated shopping restrictions during fiscal 2022. Therefore, in fiscal 2023, we could not measure year-over-year comparable store sales with fiscal 2022 in these geographies in a meaningful way. As a result, the comparable stores included in the fiscal 2023 measure consisted of U.S. stores only, which, for clarity, we referred to as U.S. comparable store sales (“U.S. comp store sales”), and were calculated against sales for the comparable period in fiscal 2022.
Comp store sales increased 5% for fiscal 2024. U.S. comp store sales were flat for fiscal 2023. Comp store sales for fiscal 2024 was driven by an increase in customer transactions. Apparel comp store sales growth (as defined below) outperformed home comp store sales growth (as defined below) for fiscal 2024.
As of February 3, 2024, our store count increased approximately 2% and selling square footage increased approximately 3% compared to the same period last year.
Definition of Comparable Store Sales
We define comparable store sales, or comp store sales, to be sales of stores that have been in operation for all or a portion of two consecutive fiscal years, or in other words, stores that are starting their third fiscal year of operation. We calculate comp store sales on a 52-week basis by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have changed in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated comp store sales percentage is immaterial.
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
Comp store sales may be referred to as “same store” sales by other retail companies. The method for calculating comp store sales varies across the retail industry; therefore, our measure of comp store sales may not be comparable to that of other retail companies. Comparable store sales for a category such as home or apparel include sales from merchandise within such category combined across all divisions at the stores that fall within the Company’s definition of comparable stores for such period.

Historically, we defined customer traffic to be the number of transactions in stores included in the comp store sales calculation; going forward we refer to this as customer transactions. We define average ticket to be the average retail price of the units sold. We define average basket to be the average dollar value of transactions.
Revenues by Geography
The percentages of our consolidated revenues by geography for the last two fiscal years are as follows:

	Fiscal 2024	Fiscal 2023
United States:
Northeast	22%	22%
Midwest	13	13
South (including Puerto Rico)	28	27
West	15	15
Total United States	78%	77%
Canada	9	10
Europe	12	12
Australia	1	1
Total TJX	100%	100%
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
Translation Foreign Exchange
In our consolidated financial statements, we translate the operations of TJX Canada and TJX International from local currencies into U.S. dollars using currency rates in effect at different points in time. Significant changes in foreign exchange rates between comparable prior periods can result in meaningful variations in assets, liabilities, net sales, net income and earnings per share as well as the net sales and operating results of these segments. Currency translation generally does not affect operating margins, or affects them only slightly, as sales and expenses of the foreign operations are translated at approximately the same rates within a given period.
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 70.0% for fiscal 2024, a decrease of 2.4 percentage points compared to 72.4% of net sales for fiscal 2023.

The decrease in the cost of sales ratio, including buying and occupancy costs, was primarily attributable to higher merchandise margin due to lower freight costs.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, were 19.3% for fiscal 2024, an increase of 1.4 percentage points compared to 17.9% for fiscal 2023.
The increase in SG&A ratio for fiscal 2024 was attributable to higher incentive compensation costs and incremental store wage and payroll costs. In addition, this increase reflects a reserve related to a German government COVID program receivable, costs related to the closing of our HomeGoods e-commerce business and a contribution to our U.S. charitable foundation.
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
Interest (Income) Expense, net
The components of interest (income) expense, net for the last two fiscal years are summarized below:

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023
	(53 weeks)
Interest expense	$82	$91
Capitalized interest	(3)	(7)
Interest (income)	(249)	(78)
Interest (income) expense, net	$(170)	$6
The change in interest (income) expense, net for fiscal 2024 compared to fiscal 2023 was due to an increase in interest income driven by an increase in prevailing rates and a higher average cash balance.
Provision for Income Taxes
In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. Considering we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase our global tax costs. There remains uncertainty as to the final Pillar Two model rules. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.
In August 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax (the “Corporate AMT”) for tax years beginning after December 31, 2022 and levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax on the net stock repurchase, Corporate AMT, or other provisions of the IRA did not have a material impact on our results of operations or financial position in fiscal 2024 or fiscal 2023.
The effective income tax rate was 25.0% for fiscal 2024 compared to 24.5% for fiscal 2023. The increase in the fiscal 2024 effective income tax rate is primarily due to an increase of nondeductible items and a reduction of excess tax benefits from share-based compensation.
Net Income and Diluted Earnings Per Share
Net income was $4.5 billion in fiscal 2024 compared to $3.5 billion in fiscal 2023. Diluted earnings per share in fiscal 2024 were $3.86 compared to $2.97 in fiscal 2023. The 53rd week in fiscal 2024 provided an estimated benefit of $0.10 per share. The $218 million impairment on our previously-held minority investment in Familia, net of the $54 million tax benefit, had a $0.14 negative impact on diluted earnings per share for fiscal 2023. Foreign currency had a neutral impact on diluted earnings per share in fiscal 2024 compared to a 0.06 negative impact on diluted earnings per share in fiscal 2023.

Segment Information
We operate four main business segments. In the United States, our Marmaxx segment operates TJ Maxx, Marshalls, tjmaxx.com and marshalls.com and our HomeGoods segment operates HomeGoods and Homesense. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates TK Maxx, Homesense, tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe and TK Maxx in Australia. In addition to our four main segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
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

U.S. SEGMENTS
Marmaxx

	Fiscal Year Ended
U.S. dollars in millions	February 3, 2024	January 28, 2023
	(53 weeks)
Net sales	$33,413	$30,545
Segment profit	$4,597	$3,883
Segment profit margin	13.8%	12.7%
Comp store sales	6%	3%
Stores in operation at end of period:
TJ Maxx	1,319	1,299
Marshalls	1,197	1,183
Sierra	95	78
Total	2,611	2,560
Selling square footage at end of period (in millions):
TJ Maxx	29	28
Marshalls	27	27
Sierra	1	1
Total	57	56
Net Sales
Net sales for Marmaxx were $33.4 billion for fiscal 2024, an increase of 9% compared to $30.5 billion for fiscal 2023. The increase in net sales reflects a 6% increase from comp store sales, a 2% increase from the estimated impact of the 53rd week and a 1% increase from non-comp store sales.
The increase in comp store sales for fiscal 2024 was driven by an increase in customer transactions. For fiscal 2024, Marmaxx had strong home and apparel comp store sales growth. All geographies generally performed in line with the overall comp store sales increase.
Segment Profit Margin
Segment profit margin increased to 13.8% for fiscal 2024 compared to a segment profit margin of 12.7% for fiscal 2023. The increase in segment profit margin was primarily driven by higher merchandise margin, partially offset by incremental store wage and payroll costs and higher incentive compensation costs. Merchandise margin reflects lower freight costs and higher markon.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented less than 3% of Marmaxx’s net sales for fiscal 2024 and fiscal 2023 and did not have a significant impact on year-over-year segment margin comparisons.
In fiscal 2025, we expect to add approximately 45 Marmaxx net new stores and 26 new Sierra stores, which would increase selling square footage by approximately 2%.

HomeGoods

	Fiscal Year Ended
U.S. dollars in millions	February 3, 2024	January 28, 2023
	(53 weeks)
Net sales	$8,990	$8,264
Segment profit	$861	$522
Segment profit margin	9.6%	6.3%
Comp store sales	3%	(11)%
Stores in operation at end of period:
HomeGoods	919	894
Homesense	55	46
Total	974	940
Selling square footage at end of period (in millions):
HomeGoods	17	16
Homesense	1	1
Total	18	17
Net Sales
Net sales for HomeGoods were $9.0 billion for fiscal 2024, an increase of 9%, compared to $8.3 billion for fiscal 2023. The increase in net sales reflects a 4% increase from non-comp store sales, a 3% increase from comp store sales and a 2% increase from the estimated impact of the 53rd week.
The increase in comp store sales for fiscal 2024 reflected an increase in customer transactions, partially offset by a decrease in average basket. All geographies performed in line with the overall comp store sales increase.
Segment Profit Margin
Segment profit margin increased to 9.6% for fiscal 2024 compared to a segment profit margin of 6.3% for fiscal 2023. The increase in segment profit margin for fiscal 2024 was primarily driven by higher merchandise margin, due to lower freight costs, partially offset by incremental store wage and payroll costs, costs related to the closing of our HomeGoods e-commerce business and higher incentive compensation costs.
In the third quarter of fiscal 2024, we closed our HomeGoods e-commerce business on homegoods.com, which represented less than 1% of HomeGoods net sales for both fiscal 2024 and fiscal 2023.
In fiscal 2025, we expect to add approximately 40 HomeGoods stores, of which 17 are expected to be Homesense stores. This would increase selling square footage by approximately 4%.

FOREIGN SEGMENTS
TJX Canada

	Fiscal Year Ended
U.S. dollars in millions	February 3, 2024	January 28, 2023
	(53 weeks)
Net sales	$5,046	$4,912
Segment profit	$715	$690
Segment profit margin	14.2%	14.0%
Comp store sales(a)	3%	N/A
Stores in operation at end of period:
Winners	302	297
HomeSense	158	151
Marshalls	106	106
Total	566	554
Selling square footage at end of period (in millions):
Winners	7	6
HomeSense	3	3
Marshalls	2	2
Total	12	11
(a)Comp store sales reported for fiscal 2024 and was not applicable for fiscal 2023.
Net Sales
Net sales for TJX Canada were $5.0 billion for fiscal 2024, an increase of 3% compared to $4.9 billion for fiscal 2023. The increase in net sales reflects a 3% increase in comp store sales, a 2% increase from the estimated impact of the 53rd week and a 1% increase in non-comp store sales, partially offset by a negative foreign currency exchange rate impact of 3%. The increase in comp store sales was driven by an increase in customer transactions, partially offset by a decrease in average basket.
Segment Profit Margin
Segment profit margin increased to 14.2% for fiscal 2024 compared to a segment profit margin of 14.0% for fiscal 2023. The increase for fiscal 2024 was primarily driven by favorable supply chain costs and higher merchandise margin, partially offset by a prior year release of a COVID wage subsidy reserve, higher incentive compensation and administrative costs. Merchandise margin reflects lower freight costs, partially offset by lower markon and higher markdowns.
In fiscal 2025, we expect to add approximately 10 stores in Canada, which would increase selling square footage by approximately 2%.

TJX International

	Fiscal Year Ended
U.S. dollars in millions	February 3, 2024	January 28, 2023
	(53 weeks)
Net sales	$6,768	$6,215
Segment profit	$332	$347
Segment profit margin	4.9%	5.6%
Comp store sales(a)	3%	N/A
Stores in operation at end of period:
TK Maxx	644	629
Homesense	79	78
TK Maxx Australia	80	74
Total	803	781
Selling square footage at end of period (in millions):
TK Maxx	13	13
Homesense	1	1
TK Maxx Australia	1	1
Total	15	15
(a)Comp store sales reported for fiscal 2024 and was not applicable for fiscal 2023.
Net Sales
Net sales for TJX International were $6.8 billion for fiscal 2024, an increase of 9% compared to $6.2 billion for fiscal 2023. The increase in net sales reflects a 3% increase in comp store sales, a positive foreign currency exchange rate impact of 3%, a 2% increase from the estimated impact of the 53rd week and a 1% increase from non-comp store sales. The increase in comp store sales was driven by an increase in customer transactions.
E-commerce sales were approximately 3% of TJX International’s net sales for both fiscal 2024 and fiscal 2023. In addition to tkmaxx.com, during the second quarter of fiscal 2024, TJX International made online shopping available in Germany at tkmaxx.de and in Austria at tkmaxx.at.
Segment Profit Margin
Segment profit margin decreased to 4.9% for fiscal 2024 compared to a segment profit margin of 5.6% for fiscal 2023. This decrease was due to a reserve related to a German government COVID program receivable, higher incentive compensation and administrative costs and incremental store wage, partially offset by higher merchandise margin. Merchandise margin reflects lower freight costs and higher markon.
In fiscal 2025, we expect to add approximately 15 net new stores in Europe and approximately 5 net new stores in Australia, which would increase selling square footage by approximately 2%.
GENERAL CORPORATE EXPENSE

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023
	(53 weeks)
General corporate expense	$708	$582
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for fiscal 2024 was primarily driven by higher incentive and share-based compensation costs and a contribution to TJX’s U.S. charitable foundation.

ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of February 3, 2024, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended February 3, 2024, as described in Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs for the foreseeable future.
As of February 3, 2024, we held $5.6 billion in cash. Approximately $1.4 billion of our cash was held by our foreign subsidiaries with $804 million held in countries where we intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through February 3, 2024. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
We monitor debt financing markets on an ongoing basis and from time to time may incur additional long-term indebtedness depending on prevailing market conditions, liquidity requirements, existing economic conditions and other factors. In fiscal 2024, we have used, and in the future we may continue to use, operating cash flow and cash on hand to repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, existing economic conditions, contractual restrictions and other factors. As such, we may, from time to time, seek to retire, redeem, prepay or purchase our outstanding debt through redemptions, cash purchases, prepayments, refinancings and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our operating cash flow and/or cash on hand to repay our debt, it will reduce the amount of cash available for additional capital expenditures.
Operating Activities
Net cash provided by operating activities was $6.1 billion in fiscal 2024 and $4.1 billion in fiscal 2023. Our operating cash flows increased by $2 billion compared to fiscal 2023 primarily due to a $1 billion increase in net income, a $466 million increase in accrued expenses reflecting higher incentive compensation costs and a $461 million change in merchandise inventories net of accounts payable.
Investing Activities
Investing activities resulted in net cash outflows of $1.7 billion in fiscal 2024 and $1.5 billion in fiscal 2023. The cash outflows for both periods were primarily driven by capital expenditures.
Net cash used in investing activities include capital expenditures for the last two fiscal years as set forth in the table below:

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023
New stores	$153	$164
Store renovations and improvements	725	594
Office and distribution centers	844	699
Total capital expenditures	$1,722	$1,457
We expect our capital expenditures in fiscal 2025 will be in the range of approximately $2.0 billion to $2.1 billion, including approximately $1.0 billion to $1.1 billion for our offices and distribution centers (including buying and merchandising systems and other information systems) to support growth, approximately $0.8 billion for store renovations and approximately $0.2 billion for new stores. We plan to fund these expenditures with our existing cash balances and through internally generated funds.
Financing Activities
Net cash used in financing activities resulted in net cash outflows of $4.2 billion in fiscal 2024 compared to net cash outflows of $3.3 billion in fiscal 2023. The cash outflows for both periods were primarily driven by equity repurchases and dividend payments. Additionally, fiscal 2024 included a $500 million debt repayment upon maturity.

Debt
The cash outflows in fiscal 2024 were due to the repayment of our $500 million 2.500% ten-year Notes due May 2023 during the second quarter of fiscal 2024, upon maturity. See Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for additional information.
Equity
Under our stock repurchase program, we paid $2.5 billion to repurchase and retire 29.0 million shares of our stock in fiscal 2024. We paid $2.3 billion to repurchase and retire 34.9 million shares of our stock in fiscal 2023.
In February 2024, we announced that our Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $2.5 billion of our common stock from time to time. We currently plan to repurchase approximately $2 billion to $2.5 billion of stock under our stock repurchase programs in fiscal 2025. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements, and other factors. The timing and amount of these purchases may change. As of February 3, 2024, approximately $3.5 billion remained available under our existing stock repurchase programs. For further information regarding equity repurchases, see Note D—Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
The IRA levies a 1% excise tax on net stock repurchases after December 31, 2022. Beginning on January 1, 2023, these purchases are subject to the excise tax. The excise tax on the net stock repurchase portion of the IRA did not have a material impact on our results of operations or financial position in fiscal 2024 or fiscal 2023. See Note K—Income Taxes of Notes to Consolidated Financial Statements for additional information.
Dividends
We declared quarterly dividends on our common stock which totaled $1.33 per share in fiscal 2024 and $1.18 per share in fiscal 2023. Cash payments for dividends on our common stock totaled $1.5 billion for fiscal 2024 and $1.3 billion for fiscal 2023. We expect to pay quarterly dividends for fiscal 2025 of $0.375 per share, or an annual dividend of $1.50 per share, subject to the declaration and approval by our Board of Directors. This would represent a 13% increase over the per share dividends declared and paid in fiscal 2024.
Contractual Obligations
See the descriptions of our financing arrangements, commitments and contingencies, and contractual obligations outlined below and within the following Notes to Consolidated Financial Statements.
–See Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for future payments under long-term debt arrangements (including current installments).
–See Note L—Leases of Notes to Consolidated Financial Statements. Operating lease liabilities exclude legally binding minimum lease payments for approximately 170 leases signed but not yet commenced and include options to extend lease terms that are now deemed reasonably certain of being exercised according to our Lease Accounting Policy. The balances do not include variable costs for insurance, real estate taxes, other operating expenses and, in some cases, rent payments based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for fiscal 2024.
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
Inventory Valuation
We use the retail method for valuing inventory for all our businesses except TK Maxx in Australia. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as it has not been fully processed for sale (i.e. inventory in transit and unprocessed inventory in our distribution centers). Under the retail method, the cost value of inventory and gross margins are determined by calculating a cost-to-retail ratio and applying it to the retail value of inventory. It involves management estimates with regard to markdowns and inventory shrinkage. Under the retail method, permanent markdowns are reflected in inventory valuation when the price of an item is reduced. We have a specific policy as to when and how markdowns are to be taken, greatly reducing management’s discretion and the need for management estimates as to markdowns. Inventory shrinkage requires estimating a shrinkage rate for interim periods; however, we take a full physical inventory near the fiscal year-end to determine shrinkage at year-end. We do not generally enter into arrangements with vendors that provide for rebates and allowances that could ultimately affect the value of inventory.
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
RECENT ACCOUNTING PRONOUNCEMENTS
For a discussion of any new accounting pronouncements, see Note A—Basis of Presentation and Summary of Accounting Policies of Notes to Consolidated Financial Statements included in this annual report on Form 10-K, including the dates of adoption and estimated effects on our results of operations, financial position or cash flows. We do not expect any other recently issued accounting pronouncements will have a material effect on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk
We are exposed to market risks in the ordinary course of business. Some potential market risks are discussed below:
FOREIGN CURRENCY EXCHANGE RISK
We are exposed to foreign currency exchange rate risk on the translation of our foreign operations into the U.S. dollar and on purchases of goods in currencies that are not the local currencies of stores where the goods are sold and on intercompany debt and interest payable between and among our domestic and international operations. Our currency risk primarily relates to our activity in the Canadian dollar, British pound and Euro. As more fully described in Note E—Financial Instruments of Notes to Consolidated Financial Statements, we use derivative financial instruments to hedge a portion of certain merchandise purchase commitments, primarily at our international operations, and a portion of our intercompany transactions with and within our international operations. We enter into derivative contracts only for the purpose of hedging the underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses on the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. Our foreign exchange risk management policy prohibits us from using derivative financial instruments for trading or other speculative purposes and we do not use any leveraged derivative financial instruments. We have performed a sensitivity analysis assuming a hypothetical 10% movement in the translation of our foreign operations into our reporting currency. The analysis indicated a potential impact of approximately $105 million on our pre-tax income in fiscal 2024 and approximately $104 million in fiscal 2023.
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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2024 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 3, 2024 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of February 3, 2024.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the consolidated financial statements contained herein, has audited the effectiveness of our internal control over financial reporting as of February 3, 2024, and has issued an attestation report on the effectiveness of our internal controls over financial reporting included herein.
ITEM 9B. Other Information
During the fiscal quarter ended February 3, 2024, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms defined in Item 408(a) of Regulation S-K.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this report. TJX will file with the Securities and Exchange Commission (SEC) a definitive proxy statement no later than 120 days after the close of its fiscal year ended February 3, 2024 (“Proxy Statement”). The other information required by this Item and not given in this Item will appear under the headings “Election of Directors” and “Corporate Governance,” including in “Board Leadership and Committees,” and “Audit and Finance Committee Report” and, if applicable, “Beneficial Ownership” in our Proxy Statement, which sections are incorporated herein by reference.
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
ITEM 14. Principal Accountant Fees and Services
The information required by this Item will appear under the headings “Auditor Fees,” “Pre-Approval Policies” and “Audit and Finance Committee Report” in our Proxy Statement, which sections are incorporated herein by reference.
PART IV
ITEM 15. Exhibits, Financial Statement Schedule
(a) FINANCIAL STATEMENT SCHEDULE
For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.
Schedule II – Valuation and Qualifying Accounts

In millions	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Sales Return Reserve:
Fiscal Year Ended February 3, 2024	$148	$5,802	$5,800	$150
Fiscal Year Ended January 28, 2023	$142	$5,600	$5,594	$148
Fiscal Year Ended January 29, 2022	$168	$5,627	$5,653	$142

(b) EXHIBITS
Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3(i).1	Fifth Restated Certificate of Incorporation	10-K	3(i).1	4/3/2019
3(ii).1	By-laws of TJX, as amended	8-K	3.1	2/5/2018
4.01	Indenture between TJX and U.S. Bank National Association dated September 12, 2016	8-K	4.1	9/12/2016
4.02	First Supplemental Indenture dated as of September 12, 2016 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	9/12/2016
4.03	Indenture dated as of April 1, 2020 between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	4/1/2020
4.04	Third Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.4	4/1/2020
4.05	Fourth Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.5	4/1/2020
4.06	Fifth Supplemental Indenture, dated as of November 30, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto.	8-K	4.1	12/3/2020
4.07	Sixth Supplemental Indenture, dated as of November 30, 2020 by and TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	12/3/2020
4.08	Description of Registrant's Securities	10-K	4.06	3/27/2020
10.01	The Executive Severance Plan effective September 27, 2018*	10-Q	10.2	12/4/2018
10.02	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Carol Meyrowitz and TJX*	10-Q	10.3	12/4/2018
10.03	The Employment Agreement dated February 1, 2019 between Carol Meyrowitz and TJX*	10-K	10.03	4/3/2019
10.04	The Amendment to the Employment Agreement between Carol Meyrowitz and TJX effective as of January 28, 2022*	10-K	10.04	3/30/2022
10.05	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Ernie Herrman and TJX*	10-Q	10.4	12/4/2018
10.06	The Employment Agreement dated February 1, 2019 between Ernie Herrman and TJX*	10-K	10.05	4/3/2019
10.07	The Amendment to the Employment Agreement between Ernie Herrman and TJX effective as of January 28, 2022*	10-K	10.07	3/30/2022
10.08	The Employment Agreement dated February 2, 2018 between Scott Goldenberg and TJX*	10-K	10.5	4/4/2018
10.09	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Scott Goldenberg and TJX*	10-Q	10.5	12/4/2018
10.10	The Amendment to the Employment Agreement between Scott Goldenberg and TJX effective as of February 13, 2019*	10-K	10.13	4/3/2019
10.11	The Amendment to the Employment Agreement between Scott Goldenberg and TJX effective as of January 29, 2021*	10-K	10.13	3/31/2021
10.12	The Letter Agreement dated February 2, 2024 between Scott Goldenberg and TJX, filed herewith*
10.13	The Employment Agreement dated February 2, 2018 between Kenneth Canestrari and TJX*	10-K	10.6	4/4/2018
10.14	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Kenneth Canestrari and TJX*	10-Q	10.7	12/4/2018
10.15	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of February 13, 2019*	10-K	10.16	4/3/2019
10.16	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of January 29, 2021*	10-K	10.17	3/31/2021
10.17	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of February 2, 2024, filed herewith*
10.18	The Executive Severance and Change of Control Plan effective September 19, 2022, filed herewith*

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.19	The Offer Letter Agreement dated February 2, 2024 between John Klinger and TJX, filed herewith*
10.20	The Obligations Agreement dated November 14, 2022 between John Klinger and TJX*	10-Q	10.6	11/29/2022
10.21	The Employment Agreement dated January 16, 2018 between Douglas Mizzi and TJX*	10-K	10.7	4/4/2018
10.22	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Douglas Mizzi and TJX*	10-Q	10.8	12/4/2018
10.23	The Amendment to the Employment Agreement between Douglas Mizzi and TJX effective as of February 13, 2019*	10-K	10.19	4/3/2019
10.24	The Amendment to the Employment Agreement between Douglas Mizzi and TJX effective as of January 29, 2021*	10-K	10.21	3/31/2021
10.25	The Amendment to the Employment Agreement between Douglas Mizzi and TJX effective as of February 2, 2024, filed herewith*
10.26	The Stock Incentive Plan (2022 Restatement)*	10-Q	10.1	8/26/2022
10.27	The Stock Incentive Plan Rules for U.K. Employees, effective as of September 19, 2022*	10-Q	10.3	11/29/2022
10.28	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 10, 2014*	10-Q	10.4	12/2/2014
10.29	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 10, 2014*	10-Q	10.5	12/2/2014
10.30	The Form of Non-Qualified Stock Option Certificate granted under the Stock Incentive Plan as of September 17, 2015*	10-Q	10.1	12/1/2015
10.31	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2015*	10-Q	10.2	12/1/2015
10.32	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2022*	10-Q	10.2	11/29/2022
10.33	The Restricted Stock Unit Award granted under the Stock Incentive Plan on January 29, 2016 to Ernie Herrman*	10-K	10.19	3/29/2016
10.34	The Form of Performance Share Unit Award granted under the Stock Incentive Plan as of March 29, 2021*	10-Q	10.1	5/28/2021
10.35	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of March 29, 2021*	10-Q	10.2	5/28/2021
10.36	The Form of Performance Share Unit Award granted under the Stock Incentive Plan as of March 28, 2022*	10-Q	10.2	5/27/2022
10.37	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of March 28, 2022*	10-Q	10.3	5/27/2022
10.38	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan*	10-K	10.20	3/31/2015
10.39	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan as of June 7, 2016*	10-Q	10.2	8/26/2016
10.40	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan as of January 1, 2024*	10-Q	10.1	11/29/2023
10.41	The Management Incentive Plan and Long Range Performance Incentive Plan (2013 Restatement)*	10-K	10.22	4/2/2013
10.42	The General Deferred Compensation Plan (1998 Restatement) (the GDCP) and First Amendment to the GDCP, effective January 1, 1999*	10-K	10.9	4/29/1999
10.43	The Second Amendment to the GDCP, effective January 1, 2000*	10-K	10.10	4/28/2000
10.44	The Third and Fourth Amendments to the GDCP*	10-K	10.17	3/29/2006
10.45	The Fifth Amendment to the GDCP, effective January 1, 2008*	10-K	10.17	3/31/2009
10.46	The Supplemental Executive Retirement Plan (2015 Restatement)*	10-Q	10.3	5/29/2015
10.47	The Executive Savings Plan (As Amended and Restated, Effective January 1, 2022) (the ESP)*	10.K	10.46	3/30/2022
10.48	The First Amendment to the Executive Savings Plan, effective April 1, 2023*	10-Q	10.1	5/26/2023
10.49	The Second Amendment to the Executive Savings Plan, effective January 1, 2024, filed herewith*
10.50	The Trust Agreement for Executive Savings Plan dated as of January 20, 2023 between TJX and Fidelity Management Trust Company*	10-K	10.55	3/29/2023
10.51	The Form of TJX Indemnification Agreement for its executive officers and directors*(p)	10-K	10(r)	4/27/1990

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.52	2026 Revolving Credit Agreement, dated June 25, 2021, by and among the TJX Companies, Inc., the lenders from time to time party thereto, U.S. Bank National Association, as administrative agent, HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as co-syndication agents, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank Securities, Inc., as co-documentation agents	8-K	10.1	6/29/2021
10.53	First Amendment to 2026 Revolving Credit Agreement, dated as of May 8, 2023, by and among The TJX Companies, Inc., U.S. Bank National Association, as administrative agent, and each of the lenders party thereto	10-Q	10.3	5/26/2023
10.54	2028 Amended and Restated Revolving Credit Agreement, dated as of May 8, 2023, by and among The TJX Companies, Inc., U.S. Bank National Association, as administrative agent, and each of the lenders party thereto**	10-Q	10.2	5/26/2023
21	Subsidiaries of TJX, filed herewith
23	Consent of Independent Registered Public Accounting Firm, filed herewith
24	Power of Attorney given by the Directors and certain Executive Officers of TJX, filed herewith
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
97	Policy for Recovery of Executive Officer Incentive Compensation (Amended and Restated as of October 2, 2023), filed herewith
101
The following materials from The TJX Companies, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements

104	The cover page from The TJX Companies, Inc.'s Annual Report on Form 10-K for the fiscal year ended February 3, 2024, formatted in iXBRL (included in Exhibit 101)
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

THE TJX COMPANIES, INC.

/s/ JOHN KLINGER
Dated:	April 3, 2024	John Klinger, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ERNIE HERRMAN	/s/ JOHN KLINGER
Ernie Herrman, Chief Executive Officer, President and Director (Principal Executive Officer)	John Klinger, Chief Financial Officer (Principal Financial and Accounting Officer)

JOSÉ B. ALVAREZ*	AMY B. LANE*
José B. Alvarez, Director	Amy B. Lane, Director

ALAN M. BENNETT*	CAROL MEYROWITZ*
Alan M. Bennett, Director	Carol Meyrowitz, Executive Chairman of the Board of Directors

ROSEMARY T. BERKERY*	JACKWYN L. NEMEROV*
Rosemary T. Berkery, Director	Jackwyn L. Nemerov, Director

DAVID T. CHING*	CHARLES F. WAGNER, JR.*
David T. Ching, Director	Charles F. Wagner, Jr., Director

C. KIM GOODWIN*
C. Kim Goodwin, Director

		*BY	/s/ JOHN KLINGER
Dated:	April 3, 2024		John Klinger, as attorney-in-fact

The TJX Companies, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years Ended February 3, 2024, January 28, 2023 and January 29, 2022.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The TJX Companies, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The TJX Companies, Inc. and its subsidiaries (the “Company”) as of February 3, 2024 and January 28, 2023, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows, for each of the three years in the period ended February 3, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended February 3, 2024 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Income Tax Provision
As described in Note K to the consolidated financial statements, the Company recorded a provision for income taxes of $1.5 billion for the year ended February 3, 2024 and has a deferred tax asset net of deferred tax liability of $24 million, including a valuation allowance of $63 million, as of February 3, 2024. The Company is subject to taxation in the United States, as well as multiple state, local and foreign jurisdictions. The use of estimates and judgments, as well as the interpretation and application of complex tax laws is required by management to determine its provision for income taxes.
The principal considerations for our determination that performing procedures relating to the provision for income taxes is a critical audit matter are (i) the significant judgment by management when determining the provision for income taxes, which led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to the provision for income taxes.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the provision for income taxes. These procedures also included, among others, testing the provision for income taxes, including the rate reconciliation, current and deferred tax provision, and the application of foreign and domestic tax laws and regulations.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
April 3, 2024

We have served as the Company’s auditor since 1962.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
IN MILLIONS EXCEPT PER SHARE AMOUNTS

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)
Net sales	$54,217	$49,936	$48,550
Cost of sales, including buying and occupancy costs	37,951	36,149	34,714
Selling, general and administrative expenses	10,469	8,927	9,081
Impairment on equity investment	—	218	—
Loss on early extinguishment of debt	—	—	242
Interest (income) expense, net	(170)	6	115
Income before income taxes	5,967	4,636	4,398
Provision for income taxes	1,493	1,138	1,115
Net income	$4,474	$3,498	$3,283
Basic earnings per share	$3.90	$3.00	$2.74
Weighted average common shares – basic	1,146	1,166	1,200
Diluted earnings per share	$3.86	$2.97	$2.70
Weighted average common shares – diluted	1,159	1,178	1,216
The accompanying notes are an integral part of the consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
IN MILLIONS

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)
Net income	$4,474	$3,498	$3,283
Additions to other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of related tax benefits of $1 and $7 in fiscal 2024 and 2023, respectively and tax provision of $0.2 in fiscal 2022	30	(56)	(45)
Recognition of net gains/(losses) on benefit obligations, net of related tax provisions of $16 and $41 in fiscal 2024 and 2023, respectively and tax benefit of $18 in fiscal 2022	43	121	(48)
Reclassifications from other comprehensive income (loss) to net income:
Amortization of (loss) on cash flow hedge, net of related tax provisions of $1 in fiscal 2022	—	—	(0)
Amortization of prior service cost and deferred gains, net of related tax provisions of $1, $6 and $5 in fiscal 2024, 2023 and 2022, respectively	1	16	13
Other comprehensive income (loss), net of tax	74	81	(80)
Total comprehensive income	$4,548	$3,579	$3,203
The accompanying notes are an integral part of the consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
IN MILLIONS EXCEPT SHARE AMOUNTS

	Fiscal Year Ended
	February 3, 2024	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$5,600	$5,477
Accounts receivable, net	529	563
Merchandise inventories	5,965	5,819
Prepaid expenses and other current assets	511	478
Federal, state and foreign income taxes recoverable	59	119
Total current assets	12,664	12,456
Net property at cost	6,571	5,783
Non-current deferred income taxes, net	172	158
Operating lease right of use assets	9,396	9,086
Goodwill	95	97
Other assets	849	769
Total assets	$29,747	$28,349
Liabilities
Current liabilities:
Accounts payable	$3,862	$3,794
Accrued expenses and other current liabilities	4,870	4,346
Current portion of operating lease liabilities	1,620	1,610
Current portion of long-term debt	—	500
Federal, state and foreign income taxes payable	99	55
Total current liabilities	10,451	10,305
Other long-term liabilities	924	919
Non-current deferred income taxes, net	148	127
Long-term operating lease liabilities	8,060	7,775
Long-term debt	2,862	2,859
Commitments and contingencies (See Note N)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,133,586,545 and 1,155,437,908 shares, respectively	1,134	1,155
Additional paid-in capital	—	—
Accumulated other comprehensive (loss) income	(532)	(606)
Retained earnings	6,700	5,815
Total shareholders’ equity	7,302	6,364
Total liabilities and shareholders’ equity	$29,747	$28,349
The accompanying notes are an integral part of the consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
IN MILLIONS

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)
Cash flows from operating activities:
Net income	$4,474	$3,498	$3,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	964	887	868
Impairment on equity investment	—	218	—
Loss on early extinguishment of debt	—	—	242
Loss on property disposals and impairment charges	61	23	9
Deferred income tax (benefit) provision	(7)	64	(44)
Share-based compensation	160	122	189
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	37	(51)	(61)
(Increase) decrease in merchandise inventories	(145)	58	(1,658)
Decrease (increase) in income taxes recoverable	60	(5)	(78)
(Increase) decrease in prepaid expenses and other current assets	(40)	(73)	33
Increase (decrease) in accounts payable	64	(600)	(338)
Increase (decrease) in accrued expenses and other liabilities	443	(23)	659
Increase (decrease) in income taxes payable	46	(126)	100
(Decrease) in net operating lease liabilities	(18)	(1)	(129)
Other, net	(42)	93	(18)
Net cash provided by operating activities	6,057	4,084	3,057
Cash flows from investing activities:
Property additions	(1,722)	(1,457)	(1,045)
Purchases of investments	(28)	(31)	(22)
Sales and maturities of investments	33	18	21
Net cash (used in) investing activities	(1,717)	(1,470)	(1,046)
Cash flows from financing activities:
Payments for repurchase of common stock	(2,484)	(2,255)	(2,176)
Proceeds from issuance of common stock	285	321	229
Cash dividends paid	(1,484)	(1,339)	(1,252)
Repayment of debt	(500)	—	(2,976)
Other	(32)	(33)	(25)
Net cash (used in) financing activities	(4,215)	(3,306)	(6,200)
Effect of exchange rate changes on cash	(2)	(58)	(54)
Net increase (decrease) in cash and cash equivalents	123	(750)	(4,243)
Cash and cash equivalents at beginning of year	5,477	6,227	10,470
Cash and cash equivalents at end of year	$5,600	$5,477	$6,227
The accompanying notes are an integral part of the consolidated financial statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
IN MILLIONS

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Par Value $1
Balance, January 30, 2021	1,205	$1,205	$261	$(607)	$4,974	$5,833
Net income	—	—	—	—	3,283	3,283
Other comprehensive (loss), net of tax	—	—	—	(80)	—	(80)
Cash dividends declared on common stock	—	—	—	—	(1,249)	(1,249)
Recognition of share-based compensation	—	—	189	—	—	189
Issuance of common stock under stock incentive plan and related tax effect	7	7	196	—	0	203
Common stock repurchased	(31)	(31)	(646)	—	(1,499)	(2,176)
Balance, January 29, 2022	1,181	$1,181	$—	$(687)	$5,509	$6,003
Net income	—	—	—	—	3,498	3,498
Other comprehensive income, net of tax	—	—	—	81	—	81
Cash dividends declared on common stock	—	—	—	—	(1,373)	(1,373)
Recognition of share-based compensation	—	—	122	—	—	122
Issuance of common stock under stock incentive plan and related tax effect	9	9	279	—	—	288
Common stock repurchased	(35)	(35)	(401)	—	(1,819)	(2,255)
Balance, January 28, 2023	1,155	$1,155	$—	$(606)	$5,815	$6,364
Net income	—	—	—	—	4,474	4,474
Other comprehensive income, net of tax	—	—	—	74	—	74
Cash dividends declared on common stock	—	—	—	—	(1,522)	(1,522)
Recognition of share-based compensation	—	—	160	—	—	160
Issuance of common stock under stock incentive plan and related tax effect	8	8	248	—	(1)	255
Common stock repurchased	(29)	(29)	(408)	—	(2,066)	(2,503)
Balance, February 3, 2024	1,134	$1,134	$—	$(532)	$6,700	$7,302
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
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The fiscal year ended February 3, 2024 (“fiscal 2024”) is a 53-week fiscal year. The fiscal years ended January 28, 2023 (“fiscal 2023”) and January 29, 2022 (“fiscal 2022”) were 52-week fiscal years. Fiscal 2025 will be a 52-week fiscal year and will end February 1, 2025.
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
Summary of Accounting Policies
Revenue Recognition
Net Sales
Net sales consist primarily of merchandise sales, which are recorded net of a reserve for estimated returns, any discounts and sales taxes, for the sales of merchandise both within our stores and online. Net sales also include an immaterial amount of other revenues that represent less than 1% of total revenues, including revenue generated by the TJX-branded credit card program. In addition, certain customers, primarily Associates, may receive discounts that are accounted for as consideration reducing the transaction price. Merchandise sales from our stores are recognized at the point of sale when TJX provides the merchandise to the customer. The performance obligation is fulfilled at this point when the customer has obtained control by paying for and leaving with the merchandise. Merchandise sales made online are recognized when the product has been shipped, which is when legal title has passed and when TJX is entitled to payment, and the customer has obtained the ability to direct the use of and obtain substantially all of the remaining benefits from the goods. Shipping and handling activities related to online sales occur after the customer obtains control of the goods. TJX’s policy is to treat shipping costs as part of our fulfillment center costs within our operating expenditures. As a result, shipping fee revenues received are recognized when control of the goods transfer to the customer and are recorded as net sales. Shipping and handling costs incurred by TJX are included in cost of sales, including buying and occupancy costs. TJX disaggregates revenue by operating segment, see Note G—Segment Information.
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
The following table presents deferred gift card revenue activity:

In millions	February 3, 2024	January 28, 2023
	(53 weeks)
Balance, beginning of year	$721	$685
Deferred revenue	2,020	1,927
Effect of exchange rates changes on deferred revenue	(1)	(5)
Revenue recognized	(1,967)	(1,886)
Balance, end of year	$773	$721

TJX recognized $2 billion in gift card revenue in fiscal 2024 and $1.9 billion in fiscal 2023 and $1.7 billion in fiscal 2022. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period. Based on historical experience, the Company estimates the amount of gift cards and store cards that will not be redeemed (referred to as breakage) and, to the extent allowed by local law, these amounts are amortized into income over the estimated redemption period. Revenue recognized from breakage was $36 million in fiscal 2024, $44 million in fiscal 2023 and $21 million in fiscal 2022.
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
Selling, general and administrative expenses include store payroll, benefits and supplies costs; communication costs; credit and check expenses; advertising; administrative and field management payroll, benefits and travel costs; corporate administrative costs and depreciation; gains and losses on non-inventory related foreign currency exchange contracts; and other miscellaneous income and expense items.
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
As of February 3, 2024, TJX’s cash and cash equivalents held outside the U.S. were $1.4 billion, of which $804 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.
Merchandise Inventories
Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its businesses, except TK Maxx in Australia which is immaterial. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as that inventory has not been fully processed for sale (i.e. inventory in transit and unprocessed inventory in the Company’s distribution centers). Under the retail method, TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX records inventory at the time title transfers, which is typically at the time when inventory is shipped. As a result, Merchandise inventories on TJX’s Consolidated Balance Sheets include in-transit inventory of $1.3 billion at both February 3, 2024 and January 28, 2023. Comparable amounts were reflected in Accounts payable at those dates.
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

The Inflation Reduction Act of 2022 (“IRA”) introduced a 1% excise tax after December 31, 2022 on the fair market value of certain stock that is repurchased during the taxable year. The taxable amount is reduced by the fair market value of certain issuances of stock throughout the year. Any excise tax incurred on repurchases is recognized as part of the cost of the repurchase.
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
Share-Based Compensation
TJX accounts for share-based compensation by estimating the fair value of each award on the date of grant. TJX uses the Black-Scholes option pricing model for options awarded and the market price on the grant date for stock awards. Compensation expense is recognized over the requisite service period for each award with forfeitures recognized as they occur. Performance-based awards are evaluated quarterly for probability of vesting and performance achievement levels. See Note H—Stock Incentive Plan for a detailed discussion of share-based compensation.
Interest (Income) Expense, net
TJX’s interest (income) expense, net is presented net of capitalized interest and interest income. The following is a summary of interest (income) expense, net:

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)
Interest expense	$82	$91	$123
Capitalized interest	(3)	(7)	(4)
Interest (income)	(249)	(78)	(4)
Interest (income) expense, net	$(170)	$6	$115
TJX capitalizes interest during the active construction period of major capital projects and adds the interest to the related assets.
Property and Equipment
For financial reporting purposes, TJX provides for depreciation and amortization of property using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years to 15 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $958 million in fiscal 2024, $879 million in fiscal 2023, and $858 million in fiscal 2022. TJX had no property held under finance leases during fiscal 2024, fiscal 2023 or fiscal 2022. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized, generally over 5 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated, and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.

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
Goodwill and Tradenames
Goodwill includes the excess of the purchase price paid over the carrying value of the minority interest acquired in fiscal 1990 in TJX’s former 83%-owned subsidiary and represents goodwill associated with the TJ Maxx chain, which is included in the Marmaxx segment. The Company’s goodwill also includes the excess of cost over the estimated fair market value of the net assets acquired by TJX in the purchase of Winners in fiscal 1991, included in TJX Canada, as well as the purchase of Trade Secret in fiscal 2016, which was re-branded under the TK Maxx name during fiscal 2018 and is included in TJX International.
The following is a roll forward of goodwill by segment:

In millions	Marmaxx	TJX Canada	TJX International	Total
Balance, January 29, 2022	$70	$2	$25	$97
Effect of exchange rate changes on goodwill	—	0	0	0
Balance, January 28, 2023	$70	$2	$25	$97
Effect of exchange rate changes on goodwill	—	0	(2)	(2)
Balance, February 3, 2024	$70	$2	$23	$95
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
The following is a roll forward of tradenames:

	Fiscal Year Ended
	February 3, 2024			January 28, 2023
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Sierra Trading Post	$39	$(39)	$—	$39	$(27)	$12
Indefinite-lived intangible asset:
Marshalls	$108	$—	$108	$108	$—	$108
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
Impairment of Long-Lived Assets, Goodwill and Tradenames
TJX evaluates long-lived assets, including tradenames that are amortized and operating lease right of use assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. This evaluation is performed at the lowest level of identifiable cash flows which are largely independent of other groups of assets, generally at the individual store level for fixed assets and operating lease right of use assets, and at the reporting unit for tradenames that are amortized. If indicators of impairment are identified, an undiscounted cash flow analysis is performed to determine if the carrying value of the asset or asset group is recoverable. If the cash flow is less than the carrying value then an impairment charge will be recorded to the extent the fair value of an asset or asset group is less than the carrying value of that asset or asset group. This resulted in immaterial impairment charges on operating lease ROU assets and store fixed assets in fiscal 2024, fiscal 2023 and fiscal 2022. There were no impairments related to tradenames in fiscal 2024, fiscal 2023, or fiscal 2022.
Goodwill and indefinite life tradenames are tested for impairment whenever events or changes in circumstances indicate that an impairment may have occurred and at least annually in the fourth quarter of each fiscal year. Goodwill is tested for impairment by using a quantitative assessment by comparing the carrying value of the related reporting unit to its fair value. An impairment exists when this analysis, using typical valuation models such as the discounted cash flow method, shows that the fair value of the reporting unit is less than the carrying value of the reporting unit. The Company may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. The assessment of qualitative factors is optional and at the Company’s discretion. Indefinite life tradenames are tested for impairment by comparing their carrying value to their fair value, which is determined by calculating the discounted present value of assumed after-tax royalty payments. In fiscal 2024, fiscal 2023 and fiscal 2022, the Company bypassed the qualitative assessment and performed the quantitative impairment test. There were no impairments related to the Company’s goodwill or indefinite life tradenames in fiscal 2024, fiscal 2023, or fiscal 2022.
Advertising Costs
TJX expenses advertising costs as incurred. Advertising expense was $573 million for fiscal 2024, $507 million for fiscal 2023 and $506 million for fiscal 2022.
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
Future Adoption of New Accounting Standards
From time to time, the Financial Accounting Standards Board (“FASB”) or other standard setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through issuance of an Accounting Standards Update (“ASU”). Unless otherwise discussed, the Company has reviewed the new guidance and has determined that it will either not apply to TJX or is not expected to be material to its consolidated financial statements upon adoption, and, therefore, the guidance is not disclosed.

Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued guidance related to improvements to reportable segment disclosures. The new standard improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analyses. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt this standard for the fiscal 2025 Form 10-K and does not anticipate a material impact of the adoption on its consolidated financial statement disclosures.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance related to improvements to income tax disclosures. The amendment updates the income tax disclosure related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides for further disclosure comparability. The amendments are effective for fiscal years beginning after December 15, 2024 (fiscal 2026). Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statement disclosures.
SEC Rule Changes
In March 2024, the SEC adopted new rules that, if remaining in effect, will require registrants to provide certain climate-related information in their registration statements and annual reports. The rules require information about a registrant's climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant's greenhouse gas emissions. In addition, the rules will require registrants to present certain climate-related financial disclosures in their audited financial statements. The Company is currently evaluating the potential impact of these rules on its consolidated financial statements and disclosures.
Note B. Property at Cost
The following table presents the components of property at cost:

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023
Land and buildings	$2,179	$2,043
Leasehold costs and improvements	4,306	3,874
Furniture, fixtures and equipment	8,134	7,400
Total property at cost	$14,619	$13,317
Less accumulated depreciation and amortization	8,048	7,534
Net property at cost	$6,571	$5,783
Presented below is information related to carrying values of TJX’s long-lived tangible assets by geographic location:

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023
United States	$5,127	$4,518
Canada	341	274
Europe	1,028	923
Australia	75	68
Total long-lived tangible assets	$6,571	$5,783

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income relate to the Company’s foreign currency translation adjustments, deferred gains/(losses) on pension and other post-retirement obligations and a cash flow hedge on issued debt, all of which are recorded net of the related income tax effects. The following table details the changes in Accumulated other comprehensive (loss) income for fiscal 2024, fiscal 2023 and fiscal 2022:

In millions and net of immaterial taxes	Foreign Currency Translation	Deferred Benefit Costs	Cash Flow Hedge on Debt	Accumulated Other Comprehensive (Loss) Income
Balance, January 30, 2021	$(443)	$(164)	$—	$(607)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	(45)	—	—	(45)
Recognition of net (losses) on benefit obligations, net of taxes	—	(48)	—	(48)
Reclassifications from other comprehensive (loss) to net income:
Amortization of (loss) on cash flow hedge, net of taxes	—	—	(0)	(0)
Amortization of prior service cost and deferred gains, net of taxes	—	13	—	13
Balance, January 29, 2022	$(488)	$(199)	$—	$(687)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	(56)	—	—	(56)
Recognition of net gains on benefit obligations, net of taxes	—	121	—	121
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	16	—	16
Balance, January 28, 2023	$(544)	$(62)	$—	$(606)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	30	—	—	30
Recognition of net gains on benefit obligations, net of taxes	—	43	—	43
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	1	—	1
Balance, February 3, 2024	$(514)	$(18)	$—	$(532)
Note D. Capital Stock and Earnings Per Share
Capital Stock
In February 2024, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $2.5 billion of TJX common stock from time to time. Under this program and previously announced programs, TJX had approximately $3.5 billion available for repurchase as of February 3, 2024.
The following table provides share repurchases, excluding applicable excise tax:

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023	January 29, 2022
Total number of shares repurchased and retired	29.0	34.9	31.3
Total cost	$2,484	$2,255	$2,176
All shares repurchased under the stock repurchase programs have been retired. These expenditures were funded by cash generated from operations.
TJX has five million shares of authorized but unissued preferred stock, $1 par value.

Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Fiscal Year Ended
Amounts in millions, except per share amounts	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)
Basic earnings per share:
Net income	$4,474	$3,498	$3,283
Weighted average common shares outstanding for basic earnings per share calculation	1,146	1,166	1,200
Basic earnings per share	$3.90	$3.00	$2.74
Diluted earnings per share:
Net income	$4,474	$3,498	$3,283
Weighted average common shares outstanding for basic earnings per share calculation	1,146	1,166	1,200
Assumed exercise/vesting of stock options and awards	13	12	16
Weighted average common shares outstanding for diluted earnings per share calculation	1,159	1,178	1,216
Diluted earnings per share	$3.86	$2.97	$2.70
Cash dividends declared per share	$1.33	$1.18	$1.04
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 5 million, 6 million, and 5 million such options excluded at the end of fiscal 2024, fiscal 2023 and fiscal 2022, respectively.
Note E. Financial Instruments
As a result of its operating and financing activities, TJX is exposed to market risks from changes in interest and foreign currency exchange rates and fuel costs. These market risks may adversely affect TJX’s operating results and financial position. TJX seeks to minimize risk from changes in interest and foreign currency exchange rates and fuel costs through the use of derivative financial instruments when and to the extent deemed appropriate. TJX does not use derivative financial instruments for trading or other speculative purposes and does not use any leveraged derivative financial instruments. TJX recognizes all derivative instruments as either assets or liabilities in the Consolidated Balance Sheet and measures those instruments at fair value. The fair values of the derivatives are classified as assets or liabilities, current or non-current, based upon valuation results and settlement dates of the individual contracts. Changes to the fair value of derivative contracts that do not qualify for hedge accounting are reported in earnings in the period of the change. For derivatives that qualify for hedge accounting, changes in the fair value of the derivatives are either recorded in shareholders’ equity as a component of Accumulated other comprehensive (loss) income or are recognized currently in earnings, along with an offsetting adjustment against the basis of the item being hedged. Gains and losses on derivative instruments are reported in the Consolidated Statements of Cash Flows in operating activities, under Other, net.
Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel fuel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing, and the resulting per mile surcharges payable by TJX, by setting a fixed price per gallon for the period being hedged. During fiscal 2024, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for fiscal 2025. The hedge agreements outstanding at February 3, 2024 relate to approximately 50% of TJX’s estimated notional diesel fuel requirements for fiscal 2025. These diesel fuel hedge agreements will settle throughout fiscal 2025 and the first month of fiscal 2026. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in Cost of sales, including buying and occupancy costs. TJX elected not to apply hedge accounting to these contracts.

Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at February 3, 2024 cover merchandise purchases the Company is committed to over the next several months in fiscal 2025. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. Merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for Euro denominated merchandise purchases from third-party vendors. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days’ duration to mitigate this excess exposure. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in Cost of sales, including buying and occupancy costs.
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
The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 3, 2024:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 3, 2024
Fair value hedges:
Intercompany balances, primarily debt:
	€78		£67	0.8622	Prepaid Exp / (Accrued Exp)	$0.1	$(0.1)	$0.0
A$	140	U.S.$	95	0.6751	Prepaid Exp	2.7	—	2.7
U.S.$	70		£55	0.7898	(Accrued Exp)	—	(0.2)	(0.2)
	£100	U.S.$	127	1.2727	Prepaid Exp	0.8	—	0.8
	€200	U.S.$	219	1.0969	Prepaid Exp / (Accrued Exp)	3.0	(0.3)	2.7
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.0M - 3.8M gal per month		Float on 3.0M - 3.8M gal per month	N/A	(Accrued Exp)	—	(7.2)	(7.2)
Intercompany billings in TJX International, primarily merchandise:
	€130		£112	0.8604	Prepaid Exp	0.9	—	0.9
Merchandise purchase commitments:
C$	668	U.S.$	495	0.7408	Prepaid Exp / (Accrued Exp)	1.4	(3.6)	(2.2)
C$	29		€20	0.6797	(Accrued Exp)	—	(0.3)	(0.3)
	£353	U.S.$	443	1.2549	Prepaid Exp / (Accrued Exp)	1.5	(5.0)	(3.5)
zł	508		£98	0.1930	Prepaid Exp / (Accrued Exp)	0.0	(3.1)	(3.1)
A$	82	U.S.$	55	0.6620	Prepaid Exp / (Accrued Exp)	0.8	(0.1)	0.7
U.S.$	109		€100	0.9191	Prepaid Exp / (Accrued Exp)	0.3	(1.0)	(0.7)
Total fair value of derivative financial instruments						$11.5	$(20.9)	$(9.4)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 28, 2023:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 28, 2023
Fair value hedges:
Intercompany balances, primarily debt:
	€60		£53	0.8807	(Accrued Exp)	$—	$(0.3)	$(0.3)
A$	150	U.S.$	105	0.7003	(Accrued Exp)	—	(2.6)	(2.6)
U.S.$	69		£55	0.8010	(Accrued Exp)	—	(0.3)	(0.3)
	£200	U.S.$	244	1.2191	(Accrued Exp)	—	(5.5)	(5.5)
	€200	U.S.$	213	1.0652	Prepaid Exp / (Accrued Exp)	0.8	(7.0)	(6.2)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.2M - 3.6M gal per month		Float on 3.2M - 3.6M gal per month	N/A	Prepaid Exp	3.9	—	3.9
Intercompany billings in TJX International, primarily merchandise:
	€146		£129	0.8834	Prepaid Exp	0.8	—	0.8
Merchandise purchase commitments:
C$	705	U.S.$	525	0.7449	Prepaid Exp / (Accrued Exp)	2.2	(7.1)	(4.9)
C$	23		€16	0.7064	Prepaid Exp / (Accrued Exp)	0.4	(0.0)	0.4
	£299	U.S.$	356	1.1916	Prepaid Exp / (Accrued Exp)	0.1	(15.4)	(15.3)
zł	507		£91	0.1788	(Accrued Exp)	—	(3.6)	(3.6)
A$	104	U.S.$	71	0.6819	(Accrued Exp)	—	(3.3)	(3.3)
U.S.$	85		€82	0.9634	Prepaid Exp	4.3	—	4.3
Total fair value of derivative financial instruments						$12.5	$(45.1)	$(32.6)
The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

	Location of (Loss) Gain Recognized in Income by Derivative	Amount of (Loss) Gain Recognized in Income by Derivative
In millions		February 3, 2024	January 28, 2023	January 29, 2022
		(53 weeks)
Fair value hedges:
Intercompany balances, primarily debt	Selling, general and administrative expenses	$20	$12	$36
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(19)	55	43
Intercompany billings in TJX International, primarily merchandise	Cost of sales, including buying and occupancy costs	5	(9)	5
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(7)	71	24
(Loss) gain recognized in income		$(1)	$129	$108
Included in the table above are realized losses of $23 million in fiscal 2024 and realized gains of $200 million in fiscal 2023 and $54 million in fiscal 2022, all of which were largely offset by gains and losses on the underlying hedged item.

Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date or “exit price”. The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023
Level 1
Assets:
Executive Savings Plan investments	$405.7	$371.6
Level 2
Assets:
Foreign currency exchange contracts	$11.5	$8.6
Diesel fuel contracts	—	3.9
Liabilities:
Foreign currency exchange contracts	$13.7	$45.1
Diesel fuel contracts	7.2	—
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
The following table summarizes the carrying value and fair value estimates of our components of long-term debt:

	Fiscal Year Ended
	February 3, 2024		January 28, 2023
In millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2
Current portion of long-term debt	$—	$—	$500	$497
Long-term debt	$2,862	$2,630	$2,859	$2,617
For additional information on long-term debt, see Note J—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, whereas the majority of assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the years ended February 3, 2024, January 28, 2023 and January 29, 2022, the Company did not record any material impairments to long-lived assets.
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
Note G. Segment Information
TJX operates four main business segments. In the United States, the Marmaxx segment operates TJ Maxx, Marshalls, tjmaxx.com and marshalls.com and the HomeGoods segment operates HomeGoods and Homesense. The TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX International segment operates TK Maxx and Homesense, as well as tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe and TK Maxx in Australia. In addition to the Company’s four main business segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment. In the third quarter of fiscal 2024, the Company closed its HomeGoods e-commerce business.
All of TJX’s stores, with the exception of HomeGoods and HomeSense/Homesense, sell family apparel and home fashions. HomeGoods and HomeSense/Homesense offer home fashions. The percentages of the Company’s consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2024	Fiscal 2023	Fiscal 2022
Apparel:
Clothing including footwear	47%	48%	47%
Accessories including jewelry and beauty	18	17	15
Home fashions	35	35	38
Total	100%	100%	100%
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

Presented below is financial information with respect to TJX’s business segments:

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)
Net sales:
In the United States:
Marmaxx	$33,413	$30,545	$29,483
HomeGoods	8,990	8,264	8,995
TJX Canada	5,046	4,912	4,343
TJX International	6,768	6,215	5,729
Total net sales	$54,217	$49,936	$48,550
Segment profit:
In the United States:
Marmaxx	$4,597	$3,883	$3,813
HomeGoods	861	522	907
TJX Canada	715	690	485
TJX International	332	347	161
Total segment profit	$6,505	$5,442	$5,366
General corporate expense	708	582	611
Impairment on equity investment	—	218	—
Loss on early extinguishment of debt	—	—	242
Interest (income) expense, net	(170)	6	115
Income before income taxes	$5,967	$4,636	$4,398

Business segment information (continued):

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023	January 29, 2022
Identifiable assets:
In the United States:
Marmaxx	$12,993	$12,170	$11,229
HomeGoods	3,828	3,590	3,461
TJX Canada	2,083	2,003	2,197
TJX International	4,154	4,075	4,281
Corporate(a)	6,689	6,511	7,293
Total identifiable assets	$29,747	$28,349	$28,461
Capital expenditures:
In the United States:
Marmaxx	$950	$822	$513
HomeGoods	345	295	244
TJX Canada	157	110	69
TJX International	270	230	219
Total capital expenditures	$1,722	$1,457	$1,045
Depreciation and amortization:
In the United States:
Marmaxx	$525	$480	$465
HomeGoods	182	165	149
TJX Canada	76	70	73
TJX International	177	167	174
Corporate(b)	4	5	7
Total depreciation and amortization	$964	$887	$868
(a)Corporate identifiable assets consist primarily of cash, the trust assets in connection with the Executive Savings Plan and in fiscal 2022 included the minority investment in Familia. Consolidated cash, including cash held in the Company’s foreign entities, is included with corporate assets for consistency with the reporting of cash for the Company’s segments in the U.S.
(b)Includes debt discount accretion and debt expense amortization.
Note H. Stock Incentive Plan
TJX has a Stock Incentive Plan under which options and other share-based awards may be granted to its directors, officers and key employees. The number of shares authorized for issuance under this plan has been approved by TJX’s shareholders, and all share-based compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, has provided for the issuance of up to 723 million shares with 43 million shares available for future grants as of February 3, 2024. TJX issues shares under the plan from authorized but unissued common stock.
Total compensation cost related to share-based compensation was $160 million, $122 million and $189 million in fiscal 2024, 2023 and 2022, respectively. As of February 3, 2024, there was $215 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2 years.
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

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Risk-free interest rate	4.51%	3.69%	0.84%
Dividend yield	1.5%	1.8%	1.5%
Expected volatility factor	24.1%	26.0%	23.8%
Expected option life	5.5 years	5.5 years	5.0 years
Weighted average fair value of options issued	$24.62	$16.68	$12.85
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
A summary of the status of TJX’s stock options and related weighted average exercise prices (“WAEP”) is presented below:

	Fiscal Year Ended
	February 3, 2024		January 28, 2023		January 29, 2022
Shares in millions	Options	WAEP	Options	WAEP	Options	WAEP
Outstanding at beginning of year	37	$51.88	40	$47.11	43	$41.79
Granted	5	91.00	6	65.54	5	70.48
Exercised	(7)	43.39	(8)	38.12	(7)	32.04
Forfeitures	(0)	68.32	(1)	63.29	(1)	57.55
Outstanding at end of year	35	$58.65	37	$51.88	40	$47.11
Options exercisable at end of year	25	$50.64	26	$45.99	29	$40.93
The total intrinsic value of options exercised was $278 million in fiscal 2024, $294 million in fiscal 2023 and $275 million in fiscal 2022.
The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable as of February 3, 2024:

	Shares (in millions)	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contract Life	WAEP
Options outstanding expected to vest(a)	10	$189	8.9 years	$77.76
Options exercisable	25	1,172	4.9 years	50.64
Total outstanding options vested and expected to vest	35	$1,361	6.0 years	$58.16
(a)Reflects 10 million unvested options, net of anticipated forfeitures.
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

There were no significant modifications to stock awards in fiscal 2024 or fiscal 2023. During fiscal 2022, modifications were approved to previously granted, nonvested performance share unit awards resulting in a share-based compensation charge of $37 million.
A summary of the status of the Company’s non-vested stock awards and changes during fiscal 2024 is presented below:

In thousands except grant date fair value	Restricted Stock Units	Performance Share Units	Total Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,867	761	2,628	$61.76
Granted	342	352	694	76.21
Vested	(849)	—	(849)	56.82
Forfeited	(80)	(50)	(130)	63.14
Nonvested at end of year	1,280	1,063	2,343	$67.76
There were 694 thousand units with a weighted average grant date fair value of $76.21, granted in fiscal 2024, 932 thousand units, with a weighted average grant date fair value of $60.46, granted in fiscal 2023 and 820 thousand units, with a weighted average grant date fair value of $65.53, granted in fiscal 2022. The fair value of awards that vested was $48 million in fiscal 2024, $55 million in fiscal 2023 and $44 million in fiscal 2022.
The nonvested performance share units are based on the target level of performance achievement under the awards. The actual payout of performance share units will depend on performance results for the award cycle.
Other Awards
TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. As of the end of fiscal 2024, a total of 334 thousand of these deferred shares were outstanding under the plan.
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
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the fiscal years indicated. The Company has elected the practical expedient pursuant to ASU 2015-4–Compensation-retirement benefits (Topic 715) and has selected the measurement date of January 31, the calendar month end closest to the Company’s fiscal year-end.

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023	February 3, 2024	January 28, 2023
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,343	$1,717	$109	$114
Service cost	33	48	2	2
Interest cost	72	58	6	4
Actuarial losses (gains)	(37)	(442)	0	(9)
Benefits paid	(111)	(35)	(12)	(2)
Expenses paid	(4)	(3)	—	—
Plan amendments	(11)	—	—	—
Projected benefit obligation at end of year	$1,285	$1,343	$105	$109
Accumulated benefit obligation at end of year	$1,187	$1,241	$92	$93

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023	February 3, 2024	January 28, 2023
Change in plan assets:
Fair value of plan assets at beginning of year	$1,475	$1,713	$—	$—
Actual return on plan assets	91	(200)	—	—
Employer contribution	0	0	12	2
Benefits paid	(111)	(35)	(12)	(2)
Expenses paid	(4)	(3)	—	—
Fair value of plan assets at end of year	$1,451	$1,475	$—	$—
Reconciliation of funded status:
Projected benefit obligation at end of year	$1,285	$1,343	$105	$109
Fair value of plan assets at end of year	1,451	1,475	—	—
Funded status – excess (asset) obligation	$(166)	$(132)	$105	$109
Net (asset) liability recognized on Consolidated Balance Sheets	$(166)	$(132)	$105	$109
Amounts not yet reflected in net periodic benefit cost and included in Accumulated other comprehensive (loss) income:
Prior service cost	$(11)	$0	$—	$—
Accumulated actuarial losses	78	126	17	19
Amounts included in Accumulated other comprehensive (loss) income	$67	$126	$17	$19
The Consolidated Balance Sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in Accumulated other comprehensive (loss) income. The funded plan asset of $166 million and $132 million is reflected on the Consolidated Balance Sheets in Prepaid expenses and other current assets as of February 3, 2024 and January 28, 2023, respectively. The unfunded plan liability is reflected on the Consolidated Balance Sheets as current liabilities of $10 million and $4 million and a long-term liability of $95 million and $105 million as of February 3, 2024 and January 28, 2023, respectively.
The decrease in the actuarial losses included in Accumulated other comprehensive (loss) income for the funded plan for fiscal 2024 was driven by the impact of higher discount rates and an increase in actual return on plan assets.
TJX determined the assumed discount rate using the BOND: Link model in fiscal 2024 and fiscal 2023. TJX uses the BOND: Link model as this model allows for the selection of specific bonds resulting in better matches in timing of the plans’ expected cash flows. Presented below are weighted average assumptions for measurement purposes for determining the obligation at the year-end measurement date:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
	February 3, 2024	January 28, 2023	February 3, 2024	January 28, 2023
Discount rate	5.70%	5.40%	5.80%	5.60%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
TJX made aggregate cash contributions of $12 million in fiscal 2024 and $3 million in fiscal 2023 to the funded plan and to fund current benefit and expense payments under the unfunded plan. TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target pursuant to the Internal Revenue Code section 430) or such other amount as is sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. The Company does not anticipate any required funding in fiscal 2025 for the funded plan. The Company anticipates making contributions of $11 million to provide current benefits coming due under the unfunded plan in fiscal 2025.

The following are the components of net periodic benefit cost and other amounts recognized in Other comprehensive income (loss) related to the Company’s pension plans:

	Funded Plan Fiscal Year Ended			Unfunded Plan Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023	January 29, 2022	February 3, 2024	January 28, 2023	January 29, 2022
Net periodic pension cost:
Service cost	$33	$48	$49	$2	$2	$2
Interest cost	72	58	52	6	4	3
Expected return on plan assets	(80)	(89)	(95)	—	—	—
Amortization of prior service cost	0	0	0	—	—	—
Amortization of net actuarial loss	—	18	14	2	4	4
Total expense	$25	$35	$20	$10	$10	$9
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$(48)	$(153)	$66	$0	$(9)	$0
Prior service cost (credit)	(11)	—	—	—	—	—
Amortization of net (loss)	—	(18)	(14)	(2)	(4)	(4)
Amortization of prior service cost	0	0	0	—	—	—
Total (gain) loss recognized in other comprehensive income	$(59)	$(171)	$52	$(2)	$(13)	$(4)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(34)	$(136)	$72	$8	$(3)	$5
Weighted average assumptions for expense purposes:
Discount rate	5.40%	3.40%	3.20%	5.60%	3.30%	2.80%
Expected rate of return on plan assets	5.50%	5.25%	5.75%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
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
The following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

In millions	Funded Plan Expected Benefit Payments	Unfunded Plan Expected Benefit Payments
Fiscal Year:
2025	$85	$11
2026	89	46
2027	93	7
2028	96	9
2029	98	10
2030 through 2034	518	43

The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis:

	Funded Plan at February 3, 2024
In millions	Level 1	Level 2	Total
Asset category:
Short-term investments	$43	$—	$43
Equity Securities	49	—	49
Fixed Income Securities:
Corporate and government bond funds	—	1,024	1,024
Futures Contracts	—	(4)	(4)
Total assets in the fair value hierarchy	$92	$1,020	$1,112
Assets measured at net asset value(a)	—	—	339
Fair value of assets	$92	$1,020	$1,451

	Funded Plan at January 28, 2023
In millions	Level 1	Level 2	Total
Asset category:
Short-term investments	$9	$—	$9
Equity Securities	163	—	163
Fixed Income Securities:
Corporate and government bond funds	—	882	882
Futures Contracts	—	(4)	(4)
Total assets in the fair value hierarchy	$172	$878	$1,050
Assets measured at net asset value(a)	—	—	425
Fair value of assets	$172	$878	$1,475
(a)In accordance with Subtopic 820-10, certain investments that were measured using net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of assets presented above.
Pension plan assets are reported at fair value. Refer to Note F—Fair Value Measurements for further information on the fair value hierarchy. Investments in equity securities traded on a national securities exchange are valued at the composite close price, as reported in the Wall Street Journal, as of the financial statement date. This information is provided by independent pricing sources.
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
Following is the asset allocation under the qualified pension plan as of the valuation date for the fiscal years presented:

	February 3, 2024	January 28, 2023
Return-seeking assets	32%	46%
Liability-hedging assets	65%	54%
All other – primarily cash	3%	0%

Under TJX’s investment policy, qualified pension plan assets are to be invested with the objective of generating investment returns that, in combination with funding contributions, provide adequate assets to meet all current and reasonably anticipated future benefit obligations under the plan. The investment policy includes a dynamic asset allocation strategy, whereby, over time, in connection with improvements in the plan’s funded status, the target allocation of return-seeking assets (generally, equities and other instruments with a similar risk profile) may decline and the target allocation of liability-hedging assets (generally, fixed income and other instruments with a similar risk profile) may increase. Under the investment policy guidelines, the target asset allocation of return-seeking assets and liability-hedging assets was 36% and 64%, respectively, as of February 3, 2024. Risks are sought to be mitigated through asset diversification and the use of multiple investment managers. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measurements and periodic asset/liability studies.
In the second quarter of fiscal 2024, the Company announced that it would offer eligible former TJX associates who have not yet commenced their qualified pension plan benefit an opportunity to receive a voluntary lump sum payout of their pension plan benefit. At the end of the offer period during fiscal 2024, the payout amount, based on participation rate, did not meet the threshold to record a non-cash settlement charge.
Other Retirement Benefits
TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for eligible U.S. employees and a similar type of plan for eligible employees in Puerto Rico. Employees may contribute up to 50% of eligible pay, subject to limitations. For eligible employees who have completed the applicable service requirement, TJX matches employee contributions, up to 5% of eligible pay, at rates of 25% or 75% (based upon date of hire and other eligibility criteria), and may make additional discretionary year-end contributions based on TJX’s performance. TJX may also make additional discretionary non-matching contributions. Certain eligible employees are automatically enrolled in the U.S. Plan and the Puerto Rico savings plan at a 2% deferral rate, unless the employee elects otherwise. The total cost of TJX contributions to these plans was $103 million in fiscal 2024, $77 million in fiscal 2023 and $83 million in fiscal 2022.
TJX also has a nonqualified savings plan (the Executive Savings Plan) for certain U.S. employees. TJX matches employee deferrals at various rates which amounted to $9 million in fiscal 2024, $6 million in fiscal 2023 and $7 million in fiscal 2022. Although the plan is unfunded, in order to help meet its future obligations TJX transfers an amount generally equal to employee deferrals and the related company match to a separate “rabbi” trust. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.
In addition to the plans described above, TJX also contributes to retirement/deferred savings programs for eligible Associates at certain of its foreign subsidiaries. The Company contributed $32 million for these programs in fiscal 2024, $29 million for these programs in fiscal 2023 and $26 million in fiscal 2022.
Multiemployer Pension Plans
TJX contributes to certain multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover union-represented employees. TJX contributed $27 million in fiscal 2024, and $25 million in both fiscal 2023 and fiscal 2022 to the Legacy Plan of the National Retirement Fund (EIN #13-6130178, plan #1), the Adjustable Plan of the National Retirement Fund (EIN #13-6130178, plan #2), the Legacy Plan of the UNITE HERE Retirement Fund (EIN #82-0994119, plan #1) and the Adjustable Plan of the UNITE HERE Retirement Fund (EIN #82-0994119, plan #2). TJX was listed in the Form 5500 for the Legacy Plan of the National Retirement Fund and the Adjustable Plan of the National Retirement Fund as providing more than 5% of the total contributions, or being one of the top ten highest contributors, for the plan year ending December 31, 2022. In addition, based on information available to TJX, the Pension Protection Act Zone status for the Legacy Plan of the National Retirement Fund is critical and for the Legacy Plan of the UNITE HERE Retirement Fund is critical and declining, and rehabilitation plans have been adopted by these plans.
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

Note J. Long-Term Debt and Credit Lines
The table below presents long-term debt as of February 3, 2024 and January 28, 2023. All amounts are net of unamortized debt discounts.

In millions and net of immaterial unamortized debt discounts	February 3, 2024	January 28, 2023
General corporate debt:
2.500% senior unsecured notes, redeemed May 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount)	$—	$500
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount)	998	997
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount)	499	499
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount)	496	496
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount)	500	500
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount)	383	383
Total debt	2,876	3,375
Current maturities of long-term debt, net of debt issuance costs	—	(500)
Debt issuance costs	(14)	(16)
Long-term debt	$2,862	$2,859
The aggregate maturities of long-term debt, inclusive of current installments at February 3, 2024 are as follows:

In millions
Fiscal Year:
2025	$—
2026	—
2027	1,000
2028	—
2029	500
Later years	1,381
Unamortized debt discount	(5)
Debt issuance costs	(14)
Less: current maturities of long-term debt	—
Aggregate maturities of long-term debt	$2,862
Senior Unsecured Notes
During the second quarter of fiscal 2024, the Company repaid its 2.500% ten-year Notes due May 2023 at maturity. As of February 3, 2024, TJX had outstanding $1 billion aggregate principal amount of 2.250% ten-year Notes due September 2026. TJX entered into a rate-lock agreement to hedge $700 million of the 2.250% notes prior to issuance. The cost of this agreement is being amortized to interest expense over the term of the note resulting in an effective fixed rate of 2.36% for the 2.25% notes.

Credit Facilities
The Company has two TJX revolving credit facilities, a $1 billion senior unsecured revolving credit facility maturing in June 2026 (the “2026 Revolving Credit Facility”) and a $500 million revolving credit facility that was set to mature in May 2024 (the “2024 Revolving Credit Facility”). On May 8, 2023, the Company amended the 2024 Revolving Credit Facility (as amended, the “2028 Revolving Credit Facility”) to (i) extend the maturity to May 8, 2028 and (ii) replace the London Interbank Offered Rate (“LIBOR”) with a term secured overnight financing rate plus a 0.10% credit spread adjustment (“Adjusted Term SOFR”). Term SOFR borrowings under the 2028 Revolving Credit Facility bear interest at the Adjusted Term SOFR plus a margin of 45.0 - 87.5 basis points and a quarterly facility fee payment of 5.0 - 12.5 basis points on the total commitments under the 2028 Revolving Credit Facility, in each case, based on the Company’s long-term debt ratings. All other material terms and conditions of the 2028 Revolving Credit Facility were unchanged from the 2024 Revolving Credit Facility.
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
Under these credit facilities, the Company has maintained a borrowing capacity of $1.5 billion. As of February 3, 2024 and January 28, 2023, there were no amounts outstanding under these facilities. Each of these facilities require TJX to maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (EBITDAR) of not more than 3.50 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
In addition, as of February 3, 2024 and January 28, 2023, TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of February 3, 2024 and January 28, 2023, and during the years then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of February 3, 2024 and January 28, 2023, the Company’s European business at TJX International had a credit line of £5 million. As of February 3, 2024 and January 28, 2023, and during the years then ended, there were no amounts outstanding on the European credit line.
Note K. Income Taxes
In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. Considering we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules are not expected to materially increase our global tax costs. There remains uncertainty as to the final Pillar Two model rules. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.
In August 2022, the Inflation Reduction Act of 2022 (“IRA”), was signed into law. Among other things, the IRA imposes a 15% corporate alternative minimum tax (the “Corporate AMT”) for tax years beginning after December 31, 2022 and levies a 1% excise tax on net stock repurchases after December 31, 2022. The excise tax on the net stock repurchase, Corporate AMT, or other provisions of the IRA did not have a material impact on our results of operations or financial position in fiscal 2024 or fiscal 2023.
For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)
United States	$5,077	$4,029	$3,934
Foreign	890	607	464
Income before income taxes	$5,967	$4,636	$4,398

The provision for income taxes includes the following:

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)
Current:
Federal	$982	$656	$766
State	344	233	271
Foreign	175	185	122
Deferred:
Federal	6	52	(32)
State	(34)	0	(26)
Foreign	20	12	14
Provision for income taxes	$1,493	$1,138	$1,115
TJX had net deferred tax assets (liabilities) as follows:

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023
Deferred tax assets:
Net operating loss carryforward	$137	$156
Pension, stock compensation, postretirement and employee benefits	388	326
Operating lease liabilities	2,589	2,500
Accruals and reserves	274	245
Other	17	14
Total gross deferred tax assets	$3,405	$3,241
Valuation allowance	(63)	(86)
Total deferred tax asset	$3,342	$3,155
Deferred tax liabilities:
Property, plant and equipment	$701	$628
Capitalized inventory	68	61
Operating lease right of use assets	2,492	2,404
Tradename/intangibles	23	21
Undistributed foreign earnings	29	5
Other	5	5
Total deferred tax liabilities	$3,318	$3,124
Net deferred tax asset	$24	$31
Non-current asset	$172	$158
Non-current liability	(148)	(127)
Total	$24	$31
TJX has provided for all applicable state and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through February 3, 2024. The Company has not provided for federal, state, or foreign withholding taxes on the approximately $1.4 billion of undistributed earnings related to all other foreign subsidiaries as such earnings are considered to be indefinitely reinvested in the business. The net amount of unrecognized state and foreign withholding tax liabilities related to the undistributed earnings is not material.

As of February 3, 2024 and January 28, 2023, for state income tax purposes, TJX had net operating loss carryforwards of $318 million and $328 million respectively. Of that amount, $51 million can be carried forward indefinitely and $267 million will expire, if unused, in the years 2025 through 2044. TJX has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance of $1 million has been provided for the deferred tax asset as of February 3, 2024 and $16 million as of January 28, 2023.
The Company had available for foreign income tax purposes (related to Australia, Austria, Germany, the Netherlands and the U.K.) net operating loss carryforwards of $439 million as of February 3, 2024 and $508 million as of January 28, 2023. The full amount of the loss carryforwards do not expire. For the deferred tax assets associated with the net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized, TJX had valuation allowances recorded of approximately $62 million as of February 3, 2024 and $71 million as of January 28, 2023.
The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Effective state income tax rate	4.2	4.3	4.6
Impact of foreign operations	0.9	1.1	0.9
Excess share-based compensation	(0.8)	(1.0)	(1.2)
Tax credits	(0.2)	(0.3)	(0.3)
Nondeductible/nontaxable items	0.1	(0.1)	0.2
All other	(0.2)	(0.5)	0.2
Worldwide effective income tax rate	25.0%	24.5%	25.4%
TJX’s effective income tax rate increased for fiscal 2024 compared to fiscal 2023. The increase in the fiscal 2024 effective income tax rate is primarily due to an increase of nondeductible items and a reduction of excess tax benefits from share-based compensation.
TJX had net unrecognized tax benefits of $228 million as of February 3, 2024, $265 million as of January 28, 2023 and $288 million as of January 29, 2022.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023	January 29, 2022
Balance, beginning of year	$266	$280	$269
Additions for uncertain tax positions taken in current year	6	8	10
Additions for uncertain tax positions taken in prior years	—	7	3
Reductions for uncertain tax positions taken in prior years	—	(2)	—
Reductions resulting from lapse of statute of limitations	(19)	(18)	(2)
Settlements with tax authorities	(27)	(9)	—
Balance, end of year	$226	$266	$280
Included in the gross amount of unrecognized tax benefits are items that will impact future effective tax rates upon recognition. These items amounted to $221 million as of February 3, 2024, $251 million as of January 28, 2023 and $260 million as of January 29, 2022.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.

TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $10 million for the fiscal years ended February 3, 2024, and $7 million for both of the fiscal years ended January 28, 2023 and January 29, 2022. The accrued amounts for interest and penalties are $32 million as of February 3, 2024, $37 million as of January 28, 2023 and $43 million as of January 29, 2022.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the consolidated financial statements as of February 3, 2024. During the next twelve months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by up to $43 million, which would reduce the provision for taxes on earnings.
Note L. Leases
TJX is committed under long-term leases related to its continuing operations for the rental of real estate and certain service contracts containing embedded leases, all of which are operating leases. Real estate leases represent virtually all of the Company’s store locations as well as some of its distribution and fulfillment centers and office space. Most of TJX’s leases in the U.S., Canada, and Australia are store operating leases with ten-year terms and options to extend for one or more periods ranging from two to ten years. Leases in Europe generally have an initial term of ten to fifteen years. Many of the Company's leases have options to terminate prior to the lease expiration date. The exercise of both lease renewal and termination options is at the Company’s sole discretion, as opposed to the landlord’s discretion, and is not reasonably certain at lease commencement. The Company has deemed that the expense of store renovations makes the renewal of the next lease option reasonably certain to be exercised after these renovations occur.
While the overwhelming majority of leases have fixed payment schedules, some leases have variable lease payments based on market indices adjusted periodically for inflation, or include rental payments based on a percentage of retail sales over contractual levels. In addition, for real estate leases, TJX is generally required to pay insurance, real estate taxes and certain other expenses including common area maintenance based on a proportionate share of premises as compared to the shopping center, and some of these costs are based on a market index, primarily in Canada. For leases with these payments based on a market index, the initial lease payment amount is used in the calculation of the operating lease liability and corresponding operating lease ROU assets included on the Consolidated Balance Sheets. Future payment changes to these market index rate leases are not reflected in the operating lease liability and are instead included in variable lease cost. Variable lease cost also includes variable operating expenses for third party service centers and dedicated transportation contracts that are deemed embedded leases. The operating lease ROU assets also includes any lease payments made in advance of the assets’ use and is reduced by lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
Supplemental balance sheet information related to leases is as follows:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023
Weighted-average remaining lease term	6.6 years	6.5 years
Weighted-average discount rate	3.3%	2.7%
The following table is a summary of the Company’s components of net lease cost for the fiscal years ended:

		Fiscal Year Ended
In millions	Classification	February 3, 2024	January 28, 2023	January 29, 2022
		(53 weeks)
Operating lease cost	Cost of sales, including buying and occupancy costs	$2,015	$1,927	$1,906
Variable and short term lease cost	Cost of sales, including buying and occupancy costs	1,490	1,359	1,386
Total lease cost		$3,505	$3,286	$3,292

Supplemental cash flow information related to leases is as follows:

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,030	$1,949	$2,080
Lease liabilities arising from obtaining right of use assets	$2,055	$2,095	$1,658
The following table as of February 3, 2024 summarizes the maturity of lease liabilities under operating leases:

In millions
Fiscal Year:
2025	$2,064
2026	1,931
2027	1,727
2028	1,456
2029	1,151
Later years	2,503
Total lease payments(a)	10,832
Less: imputed interest(b)	1,152
Total lease liabilities(c)	$9,680
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
Note M. Accrued Expenses and Other Liabilities, Current and Long Term
The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023
Employee compensation and benefits, current	$1,399	$968
Merchandise credits and gift certificates	773	721
Dividends payable	383	346
Occupancy costs, including rent, utilities and real estate taxes	379	378
Sales tax collections and V.A.T. taxes	291	384
Accrued capital additions	246	199
All other current liabilities	1,399	1,350
Total accrued expenses and other current liabilities	$4,870	$4,346
All other current liabilities primarily include accruals for insurance, customer rewards liability, expenses payable, reserve for sales returns, professional fees, reserve for taxes, warehouse services, advertising, and other items, each of which is individually less than 5% of current liabilities.

The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023
Employee compensation and benefits, long-term	$630	$597
Tax reserve, long-term	202	235
Asset retirement obligation	75	66
All other long-term liabilities	17	21
Total other long-term liabilities	$924	$919
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
Letters of Credit
TJX had outstanding letters of credit totaling $40 million as of February 3, 2024 and $42 million as of January 28, 2023. Letters of credit are issued by TJX primarily for the purchase of inventory.
Note O. Supplemental Cash Flow Information
TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
In millions	February 3, 2024	January 28, 2023	January 29, 2022
	(53 weeks)
Cash paid for:
Interest on debt	$80	$86	$139
Income taxes	1,432	1,225	1,119
Non-cash investing and financing activity:
Dividends payable	$37	$34	$(3)
Property additions	47	13	97