Form 10-Q
period 2024-05-04
TJX COMPANIES INC /DE/
filed 2024-05-31
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 4, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of May 24, 2024: 1,130,149,156

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN MILLIONS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net sales	$12,479	$11,783
Cost of sales, including buying and occupancy costs	8,739	8,374
Selling, general and administrative expenses	2,400	2,238
Interest (income) expense, net	(50)	(37)
Income before income taxes	1,390	1,208
Provision for income taxes	320	317
Net income	$1,070	$891
Basic earnings per share	$0.95	$0.77
Weighted average common shares – basic	1,132	1,153
Diluted earnings per share	$0.93	$0.76
Weighted average common shares – diluted	1,146	1,165
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net income	$1,070	$891
Additions to other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of related tax benefits of $1 in fiscal 2025 and $1 in fiscal 2024	(18)	14
Reclassifications from other comprehensive income (loss) to net income:
Amortization of prior service cost and deferred gains/(losses), net of related tax benefit of $0.0 in fiscal 2025 and tax provision of $0.1 in fiscal 2024	(0)	0
Other comprehensive income (loss), net of tax	(18)	14
Total comprehensive income	$1,052	$905

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN MILLIONS, EXCEPT SHARE AMOUNTS

	May 4, 2024	February 3, 2024	April 29, 2023
Assets
Current assets:
Cash and cash equivalents	$5,059	$5,600	$5,025
Accounts receivable, net	542	529	587
Merchandise inventories	6,218	5,965	6,441
Prepaid expenses and other current assets	528	511	496
Federal, state and foreign income taxes recoverable	62	59	46
Total current assets	12,409	12,664	12,595
Net property at cost	6,622	6,571	5,899
Non-current deferred income taxes, net	156	172	150
Operating lease right of use assets	9,499	9,396	9,177
Goodwill	95	95	95
Other assets	898	849	765
Total assets	$29,679	$29,747	$28,681
Liabilities
Current liabilities:
Accounts payable	$4,072	$3,862	$4,304
Accrued expenses and other current liabilities	4,115	4,870	3,954
Current portion of operating lease liabilities	1,615	1,620	1,609
Current portion of long-term debt	—	—	500
Federal, state and foreign income taxes payable	298	99	167
Total current liabilities	10,100	10,451	10,534
Other long-term liabilities	894	924	865
Non-current deferred income taxes, net	156	148	133
Long-term operating lease liabilities	8,164	8,060	7,867
Long-term debt	2,863	2,862	2,860
Commitments and contingencies (See Note K)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,130,829,890; 1,133,586,545 and 1,150,179,322 respectively	1,131	1,134	1,150
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss) income	(550)	(532)	(592)
Retained earnings	6,921	6,700	5,864
Total shareholders’ equity	7,502	7,302	6,422
Total liabilities and shareholders’ equity	$29,679	$29,747	$28,681
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Cash flows from operating activities:
Net income	$1,070	$891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264	232
Loss on property disposals and impairment charges	3	4
Deferred income tax provision	24	16
Share-based compensation	38	34
Changes in assets and liabilities:
(Increase) in accounts receivable	(13)	(22)
(Increase) in merchandise inventories	(266)	(624)
(Increase) decrease in income taxes recoverable	(3)	73
(Increase) in prepaid expenses and other current assets	(19)	(15)
Increase in accounts payable	219	507
(Decrease) in accrued expenses and other liabilities	(741)	(477)
Increase in income taxes payable	199	113
(Decrease) in net operating lease liabilities	(4)	(1)
Other, net	(34)	14
Net cash provided by operating activities	737	745
Cash flows from investing activities:
Property additions	(419)	(361)
Purchases of investments	(16)	(11)
Sales and maturities of investments	8	10
Net cash (used in) investing activities	(427)	(362)
Cash flows from financing activities:
Payments for repurchase of common stock	(509)	(492)
Cash dividends paid	(380)	(343)
Proceeds from issuance of common stock	90	28
Other	(41)	(30)
Net cash (used in) financing activities	(840)	(837)
Effect of exchange rate changes on cash	(11)	2
Net (decrease) in cash and cash equivalents	(541)	(452)
Cash and cash equivalents at beginning of year	5,600	5,477
Cash and cash equivalents at end of period	$5,059	$5,025
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, February 3, 2024	1,134	$1,134	$—	$(532)	$6,700	$7,302
Net income	—	—	—	—	1,070	1,070
Other comprehensive (loss), net of tax	—	—	—	(18)	—	(18)
Cash dividends declared on common stock	—	—	—	—	(426)	(426)
Recognition of share-based compensation	—	—	38	—	—	38
Issuance of common stock under stock incentive plan and related tax effect	2	2	46	—	—	48
Common stock repurchased	(5)	(5)	(84)	—	(423)	(512)
Balance, May 4, 2024	1,131	$1,131	$—	$(550)	$6,921	$7,502

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, January 28, 2023	1,155	$1,155	$—	$(606)	$5,815	$6,364
Net income	—	—	—	—	891	891
Other comprehensive income, net of tax	—	—	—	14	—	14
Cash dividends declared on common stock	—	—	—	—	(383)	(383)
Recognition of share-based compensation	—	—	34	—	—	34
Issuance of common stock under stock incentive plan and related tax effect	1	1	(3)	—	—	(2)
Common stock repurchased	(6)	(6)	(31)	—	(459)	(496)
Balance, April, 29, 2023	1,150	$1,150	$—	$(592)	$5,864	$6,422
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These Consolidated Financial Statements and Notes thereto are unaudited and, in the opinion of management, reflect all normal recurring adjustments, accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its Consolidated Financial Statements for the periods reported, all in conformity with GAAP consistently applied. The Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (“fiscal 2024”).
These interim results are not necessarily indicative of results for the full fiscal year. TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
The February 3, 2024 balance sheet data was derived from audited Consolidated Financial Statements and does not include all disclosures required by GAAP.
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends February 1, 2025 (“fiscal 2025”) and is a 52-week fiscal year. Fiscal 2024 was a 53-week fiscal year. “Fiscal 2026” will be a 52-week fiscal year and will end January 31, 2026.
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
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In millions	May 4, 2024	April 29, 2023
Balance, beginning of year	$773	$721
Deferred revenue	400	381
Effect of exchange rates changes on deferred revenue	(2)	(1)
Revenue recognized	(455)	(444)
Balance, end of period	$716	$657
TJX recognized $455 million in gift card revenue for the three months ended May 4, 2024 and $444 million for the three months ended April 29, 2023. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.
Leases
Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
In millions	May 4, 2024	April 29, 2023
Operating cash flows paid for operating leases	$522	$495
Lease liabilities arising from obtaining right of use assets	$562	$529

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
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued guidance related to improvements to reportable segment disclosures. The new standard improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analyses. This standard is effective retrospectively for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt this standard for the fiscal 2025 Form 10-K and does not anticipate a material impact on its financial statement disclosures.
Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance related to improvements to income tax disclosures. The new standard updates the income tax disclosure related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The standard also provides for further disclosure comparability. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company will adopt this standard for the fiscal 2026 Form 10-K and is currently evaluating the impact of the adoption of this standard on its financial statement disclosures.
SEC Rule Changes
In March 2024, the SEC adopted new rules phasing in for fiscal years beginning on or after January 1, 2025 that will require registrants to provide certain climate-related information in their registration statements and annual reports. In April 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. The Company is currently evaluating the potential impact of these rules on its Consolidated Financial Statements and, subject to such new rules taking effect, are expected to result in additional disclosures.
Note B. Property at Cost
The following table presents the components of property at cost:

In millions	May 4, 2024	February 3, 2024	April 29, 2023
Land and buildings	$2,200	$2,179	$2,055
Leasehold costs and improvements	4,401	4,306	3,968
Furniture, fixtures and equipment	8,245	8,134	7,579
Total property at cost	$14,846	$14,619	$13,602
Less: accumulated depreciation and amortization	8,224	8,048	7,703
Net property at cost	$6,622	$6,571	$5,899
Depreciation expense was $263 million for the three months ended May 4, 2024 and $230 million for the three months ended April 29, 2023.
Non-cash investing activities consist of accrued capital additions of $154 million and $174 million as of the periods ended May 4, 2024 and April 29, 2023, respectively.

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income are recorded net of taxes. The following table details the changes in Accumulated other comprehensive (loss) income for the twelve months ended February 3, 2024 and the three months ended May 4, 2024:

In millions and net of immaterial taxes	Foreign Currency Translation	Deferred Benefit Costs	Accumulated Other Comprehensive (Loss) Income
Balance, January 28, 2023	$(544)	$(62)	$(606)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	30	—	30
Recognition of net gains on benefit obligations, net of taxes	—	43	43
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	1	1
Balance, February 3, 2024	$(514)	$(18)	$(532)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	(18)	—	(18)
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred (losses), net of taxes	—	(0)	(0)
Balance, May 4, 2024	$(532)	$(18)	$(550)
Note D. Capital Stock and Earnings Per Share
Capital Stock
In February 2024, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $2.5 billion of TJX common stock from time to time. Under this program and previously announced programs, TJX had approximately $3.0 billion available for repurchase as of May 4, 2024.
The following table provides share repurchases, excluding applicable excise tax:

	Thirteen Weeks Ended
In millions	May 4, 2024	April 29, 2023
Total number of shares repurchased and retired	5.3	6.5
Total cost	$509	$500
All shares repurchased under the stock repurchase programs have been retired. These expenditures were funded by cash generated from operations.

Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Thirteen Weeks Ended
Amounts in millions, except per share amounts	May 4, 2024	April 29, 2023
Basic earnings per share:
Net income	$1,070	$891
Weighted average common shares outstanding for basic earnings per share calculation	1,132	1,153
Basic earnings per share	$0.95	$0.77
Diluted earnings per share:
Net income	$1,070	$891
Weighted average common shares outstanding for basic earnings per share calculation	1,132	1,153
Assumed exercise/vesting of stock options and awards	14	12
Weighted average common shares outstanding for diluted earnings per share calculation	1,146	1,165
Diluted earnings per share	$0.93	$0.76
Cash dividends declared per share	$0.375	$0.3325
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 5 million options excluded for the thirteen weeks ended May 4, 2024. There were 6 million such options excluded for the thirteen weeks ended April 29, 2023.
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
Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel fuel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing, and the resulting per mile surcharges payable by TJX, by setting a fixed price per gallon for the period being hedged. During fiscal 2024, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for fiscal 2025, and during the first three months of fiscal 2025, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for the first three months of fiscal 2026. The hedge agreements outstanding at May 4, 2024 relate to approximately 50% of TJX’s estimated notional diesel fuel requirements for the remainder of fiscal 2025 and the first three months of fiscal 2026. These diesel fuel hedge agreements will settle throughout fiscal 2025 and throughout the first four months of fiscal 2026. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in Cost of sales, including buying and occupancy costs. TJX elected not to apply hedge accounting to these contracts.

Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at May 4, 2024 cover merchandise purchases the Company is committed to over the next several months in fiscal 2025. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. Merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for Euro denominated merchandise purchases from third-party vendors. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this excess exposure. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in Cost of sales, including buying and occupancy costs.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 4, 2024:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 4, 2024
Fair value hedges:
Intercompany balances, primarily debt:
zł	10		£2	0.1973	(Accrued Exp)	$—	$(0.0)	$(0.0)
	€78		£67	0.8622	Prepaid Exp / (Accrued Exp)	0.1	(0.1)	0.0
A$	146	U.S.$	98	0.6743	Prepaid Exp / (Accrued Exp)	1.7	(0.2)	1.5
U.S.$	70		£55	0.7898	(Accrued Exp)	—	(0.5)	(0.5)
	£100	U.S.$	126	1.2608	Prepaid Exp / (Accrued Exp)	0.8	(0.3)	0.5
	€200	U.S.$	219	1.0937	Prepaid Exp / (Accrued Exp)	2.0	(0.3)	1.7
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.0M – 4.2M gal per month	Float on 3.0M – 4.2M gal per month		N/A	(Accrued Exp)	—	(8.1)	(8.1)
Intercompany billings in TJX International, primarily merchandise:
	€142		£121	0.8547	(Accrued Exp)	—	(0.6)	(0.6)
Merchandise purchase commitments:
C$	851	U.S.$	630	0.7400	Prepaid Exp / (Accrued Exp)	7.7	(0.6)	7.1
C$	37		€25	0.6812	Prepaid Exp / (Accrued Exp)	0.1	(0.0)	0.1
	£379	U.S.$	477	1.2585	Prepaid Exp / (Accrued Exp)	2.7	(1.6)	1.1
A$	94	U.S.$	63	0.6633	Prepaid Exp / (Accrued Exp)	0.3	(0.3)	0.0
zł	534		£105	0.1971	Prepaid Exp / (Accrued Exp)	0.0	(0.7)	(0.7)
U.S.$	133		€123	0.9190	Prepaid Exp / (Accrued Exp)	0.1	(1.2)	(1.1)
Total fair value of derivative financial instruments						$15.5	$(14.5)	$1.0

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 3, 2024:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 3, 2024
Fair value hedges:
Intercompany balances, primarily debt:
	€78		£67	0.8622	Prepaid Exp / (Accrued Exp)	$0.1	$(0.1)	$0.0
A$	140	U.S.$	95	0.6751	Prepaid Exp	2.7	—	2.7
U.S.$	70		£55	0.7898	(Accrued Exp)	—	(0.2)	(0.2)
	£100	U.S.$	127	1.2727	Prepaid Exp	0.8	—	0.8
	€200	U.S.$	219	1.0969	Prepaid Exp / (Accrued Exp)	3.0	(0.3)	2.7
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.0M – 3.8M gal per month	Float on 3.0M– 3.8M gal per month		N/A	(Accrued Exp)	—	(7.2)	(7.2)
Intercompany billings in TJX International, primarily merchandise:
	€130		£112	0.8604	Prepaid Exp	0.9	—	0.9
Merchandise purchase commitments:
C$	668	U.S.$	495	0.7408	Prepaid Exp / (Accrued Exp)	1.4	(3.6)	(2.2)
C$	29		€20	0.6797	(Accrued Exp)	—	(0.3)	(0.3)
	£353	U.S.$	443	1.2549	Prepaid Exp / (Accrued Exp)	1.5	(5.0)	(3.5)
zł	508		£98	0.1930	Prepaid Exp / (Accrued Exp)	0.0	(3.1)	(3.1)
A$	82	U.S.$	55	0.6620	Prepaid Exp / (Accrued Exp)	0.8	(0.1)	0.7
U.S.$	109		€100	0.9191	Prepaid Exp / (Accrued Exp)	0.3	(1.0)	(0.7)
Total fair value of derivative financial instruments						$11.5	$(20.9)	$(9.4)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at April 29, 2023:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at April 29, 2023
Fair value hedges:
Intercompany balances, primarily debt:
	€60		£53	0.8807	(Accrued Exp)	$—	$(0.0)	$(0.0)
A$	150	U.S.$	105	0.7003	Prepaid Exp	4.9	—	4.9
U.S.$	69		£55	0.8010	Prepaid Exp	0.2	—	0.2
	£200	U.S.$	244	1.2191	(Accrued Exp)	—	(6.5)	(6.5)
	€200	U.S.$	213	1.0641	Prepaid Exp / (Accrued Exp)	0.1	(8.0)	(7.9)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.0M – 3.8M gal per month	Float on 3.0M – 3.8M gal per month		N/A	(Accrued Exp)	—	(19.3)	(19.3)
Intercompany billings in TJX International, primarily merchandise:
	€100		£88	0.8811	Prepaid Exp	0.3	—	0.3
Merchandise purchase commitments:
C$	821	U.S.$	610	0.7434	Prepaid Exp / (Accrued Exp)	4.9	(1.5)	3.4
C$	27		€18	0.6790	Prepaid Exp / (Accrued Exp)	0.2	(0.0)	0.2
	£367	U.S.$	445	1.2147	Prepaid Exp / (Accrued Exp)	0.2	(13.3)	(13.1)
A$	90	U.S.$	61	0.6829	Prepaid Exp / (Accrued Exp)	1.6	(0.1)	1.5
zł	532		£98	0.1833	(Accrued Exp)	—	(4.1)	(4.1)
U.S.$	120		€112	0.9271	Prepaid Exp / (Accrued Exp)	2.6	(0.1)	2.5
Total fair value of derivative financial instruments						$15.0	$(52.9)	$(37.9)
The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirteen Weeks Ended
In millions		May 4, 2024	April 29, 2023
Fair value hedges:
Intercompany balances, primarily debt	Selling, general and administrative expenses	$1	$6
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(5)	(18)
Intercompany billings in TJX International, primarily merchandise	Cost of sales, including buying and occupancy costs	(0)	(0)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	11	8
Gain (loss) recognized in income		$7	$(4)

Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as exit price). The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In millions	May 4, 2024	February 3, 2024	April 29, 2023
Level 1
Assets:
Executive Savings Plan investments	$424.1	$405.7	$372.9
Level 2
Assets:
Foreign currency exchange contracts	$15.5	$11.5	$15.0
Liabilities:
Foreign currency exchange contracts	$6.4	$13.7	$33.6
Diesel fuel contracts	8.1	7.2	19.3
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
The following table summarizes the carrying value and fair value estimates of our components of long-term debt:

	May 4, 2024		February 3, 2024		April 29, 2023
In Millions	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2
Current portion of long-term debt	$—	$—	$—	$—	$500	$499
Long-term debt	$2,863	$2,580	$2,862	$2,630	$2,860	$2,650
For additional information on long-term debt, see Note I—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, whereas the majority of assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended May 4, 2024, February 3, 2024 and April 29, 2023, the Company did not record any material impairments to long-lived assets.

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
Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended
In millions	May 4, 2024	April 29, 2023
Net sales:
In the United States:
Marmaxx	$7,750	$7,366
HomeGoods	2,079	1,966
TJX Canada	1,113	1,038
TJX International	1,537	1,413
Total net sales	$12,479	$11,783
Segment profit:
In the United States:
Marmaxx	$1,097	$1,028
HomeGoods	198	144
TJX Canada	137	117
TJX International	61	38
Total segment profit	1,493	1,327
General corporate expense	153	156
Interest (income) expense, net	(50)	(37)
Income before income taxes	$1,390	$1,208
Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In millions	May 4, 2024	April 29, 2023	May 4, 2024	April 29, 2023
Service cost	$7	$8	$1	$1
Interest cost	18	18	1	1
Expected return on plan assets	(19)	(20)	—	—
Amortization of net actuarial loss and prior service cost	(0)	0	0	0
Total expense	$6	$6	$2	$2

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
Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt as of May 4, 2024, February 3, 2024 and April 29, 2023. All amounts are net of unamortized debt discounts.

In millions and net of immaterial unamortized debt discounts	May 4, 2024	February 3, 2024	April 29, 2023
General corporate debt:
2.500% senior unsecured notes, redeemed May 2023 (effective interest rate of 2.51% after reduction of unamortized debt discount)	$—	$—	$500
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount)	998	998	998
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount)	499	499	499
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount)	496	496	496
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount)	500	500	500
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount)	383	383	383
Total debt	2,876	2,876	3,376
Current maturities of long-term debt, net of debt issuance costs	—	—	(500)
Debt issuance costs	(13)	(14)	(16)
Long-term debt	$2,863	$2,862	$2,860
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
Under these credit facilities, the Company has maintained a borrowing capacity of $1.5 billion. As of May 4, 2024, February 3, 2024 and April 29, 2023, and during the quarters and year then ended, there were no amounts outstanding under these facilities. Each of these facilities require TJX to maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (EBITDAR) of not more than 3.50 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.

In addition, as of May 4, 2024, February 3, 2024 and April 29, 2023, TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of May 4, 2024, February 3, 2024 and April 29, 2023, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of May 4, 2024, February 3, 2024 and April 29, 2023, the Company’s European business at TJX International had a credit line of £5 million. As of May 4, 2024, February 3, 2024 and April 29, 2023, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.
Note J. Income Taxes
In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. Considering we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules did not have a material impact on our financial statements for the first quarter of fiscal 2025 and are not expected to materially increase our global tax costs on our fiscal 2025 financial statements. There remains uncertainty as to the final Pillar Two model rules. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.
The effective income tax rate was 23.0% for the first quarter of fiscal 2025 and 26.2% for the first quarter of fiscal 2024. The decrease in the effective income tax rate in the first quarter of fiscal 2025 was primarily due to the resolution of various tax matters and the increase in excess tax benefit from share-based compensation.
TJX had net unrecognized tax benefits of $200 million as of May 4, 2024, $228 million as of February 3, 2024 and $266 million as of April 29, 2023.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties on the Consolidated Balance Sheets were $24 million as of May 4, 2024, $32 million as of February 3, 2024 and $40 million as of April 29, 2023.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the Consolidated Financial Statements as of May 4, 2024. During the next twelve months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by up to $24 million, which would reduce the provision for taxes on earnings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (first quarter) Ended May 4, 2024
Compared to
The Thirteen Weeks (first quarter) Ended April 29, 2023
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. Our mission is to deliver great value to our customers every day. We do this by selling a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty and major online retailers) regular prices on comparable merchandise, every day through our stores and six e-commerce sites. We operate over 4,900 stores through our four main segments: in the U.S., Marmaxx (which operates TJ Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates TK Maxx, Homesense, tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe, and TK Maxx in Australia). In addition to our four main segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
As an overview of our financial performance, results for the quarter ended May 4, 2024 include the following:
–Net sales increased 6% to $12.5 billion for the first quarter of fiscal 2025 versus last year’s first quarter sales of $11.8 billion. As of May 4, 2024, both the number of stores in operation and the selling square footage increased 2% compared to the end of the first quarter of fiscal 2024.
–Consolidated comp store sales increased 3% for the first quarter of fiscal 2025. See Net Sales below for our definition of comp store sales.
–Diluted earnings per share for the first quarter of fiscal 2025 were $0.93 versus $0.76 in the first quarter of fiscal 2024.
–Pre-tax profit margin (the ratio of pre-tax income to net sales) for the first quarter of fiscal 2025 was 11.1%, a 0.8 percentage point increase compared with 10.3% in the first quarter of fiscal 2024.
–Our cost of sales, including buying and occupancy costs, ratio for the first quarter of fiscal 2025 was 70.0%, a 1.1 percentage point decrease compared with 71.1% in the first quarter of fiscal 2024.
–Our selling, general and administrative (“SG&A”) expense ratio for the first quarter of fiscal 2025 was 19.2%, a 0.2 percentage point increase compared with 19.0% in the first quarter of fiscal 2024.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were down 5% on both a reported basis and constant currency basis (as defined below) at the end of the first quarter of fiscal 2025 compared to the first quarter of fiscal 2024.
–During the first quarter of fiscal 2025, we returned $886 million to our shareholders through share repurchases and dividends.
Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales:

	Thirteen Weeks Ended
	May 4, 2024	April 29, 2023
Net sales	100.0%	100.0%
Cost of sales, including buying and occupancy costs	70.0	71.1
Selling, general and administrative expenses	19.2	19.0
Interest (income) expense, net	(0.4)	(0.3)
Income before income taxes	11.1%	10.3%
*Figures may not foot due to rounding.

Net Sales
Net sales for the quarter ended May 4, 2024 totaled $12.5 billion, a 6% increase versus first quarter fiscal 2024 net sales of $11.8 billion. This increase reflects a 3% increase in comp store sales and a 3% increase from non-comp store sales. Net sales from our e-commerce sites combined amounted to less than 2% of total sales for each of the first quarters of fiscal 2025 and fiscal 2024.
Comp store sales increased 3% for both the first quarter of fiscal 2025 and the first quarter of fiscal 2024. Home comp store sales (as defined below) growth outperformed apparel comp store sales (as defined below) growth for the first quarter of fiscal 2025.
Comp store sales for the first quarter of fiscal 2025 were driven by an increase in customer transactions.
As of May 4, 2024, both our store count and selling square footage increased 2% compared to the end of the first quarter last year.
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
We determine which stores are included in the comp store sales calculation at the beginning of a fiscal year, and the classification remains constant throughout that year unless a store is closed permanently or for an extended period during that fiscal year.
Comp store sales of our foreign segments are calculated on a constant currency basis. We define constant currency basis as translating the current year’s results using the prior year’s exchange rates. This removes the effect of changes in currency exchange rates, which we believe is a more appropriate measure of performance.
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
Historically, we defined customer traffic to be the number of transactions in stores included in the comp store sales calculation; since the end of fiscal 2024, we refer to this as customer transactions. We define average ticket to be the average retail price of the units sold. We define average basket to be the average dollar value of transactions.
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
Mark-to-Market Inventory Derivatives
We routinely enter into inventory-related hedging instruments to mitigate the impact on earnings of changes in foreign currency exchange rates on merchandise purchases denominated in currencies other than the local currencies of our divisions, principally TJX Canada and TJX International. As we have not elected hedge accounting for these instruments, as defined by U.S. generally accepted accounting principles (“GAAP”), we record a mark-to-market gain or loss on the derivative instruments in our results of operations at the end of each reporting period. In subsequent periods, the income statement impact of the mark-to-market adjustment is effectively offset when the inventory being hedged is paid for. While these effects occur every reporting period, they are of much greater magnitude when there are sudden and significant changes in currency exchange rates during a short period of time. The mark-to-market adjustment on these derivatives does not affect net sales, but it does affect the cost of sales, operating margins and earnings we report.
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 70.0% for the first quarter of fiscal 2025, a decrease of 1.1 percentage points compared to 71.1% for the first quarter of fiscal 2024.
The decrease in the cost of sales ratio, including buying and occupancy costs, for the first quarter of fiscal 2025 was attributable to higher merchandise margin due to lower freight costs and higher markon. This was partially offset by capitalized inventory costs as a result of a greater portion of our buying and distribution costs being expensed in the first quarter of fiscal 2025 as compared to last year.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, was 19.2% for the first quarter of fiscal 2025, an increase of 0.2 percentage points compared to 19.0% for the first quarter of fiscal 2024.
The increase in the SG&A ratio for the first quarter of fiscal 2025 was attributable to incremental store wage and payroll costs.
Interest (Income) Expense, net
The components of interest (income) expense, net are summarized below:

	Thirteen Weeks Ended
In millions	May 4, 2024	April 29, 2023
Interest expense	$19	$23
Capitalized interest	(0)	(1)
Interest (income)	(69)	(59)
Interest (income) expense, net	$(50)	$(37)
Interest (income) expense, net increased for the first quarter of fiscal 2025 compared to the same period in fiscal 2024, primarily due to an increase in interest income driven by an increase in prevailing rates.

Provision for Income Taxes
In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. These rules did not have a material impact on our financial statements for the first quarter of fiscal 2025 and are not expected to materially increase our global tax costs on our fiscal 2025 financial statements. There remains uncertainty as to the final Pillar Two model rules. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.
The effective income tax rate was 23.0% for the first quarter of fiscal 2025 and 26.2% for the first quarter of fiscal 2024. This decrease in the effective income tax rate in the first quarter of fiscal 2025 was primarily due to the resolution of various tax matters and the increase in excess tax benefit from share-based compensation.
Net Income and Diluted Earnings Per Share
Net income was $1.1 billion, or $0.93 per diluted share, and $891 million, or $0.76 per diluted share, for the first quarter of fiscal 2025 and fiscal 2024, respectively. Foreign currency had a $0.01 positive impact on diluted earnings per share for the first quarter of fiscal 2025 and a neutral impact on diluted earnings per share for the first quarter of fiscal 2024.
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
We evaluate the performance of our segments based on “segment profit or loss,” which we define as pre-tax income or loss before general corporate expense and interest (income) expense, net, and certain separately disclosed unusual or infrequent items. “Segment profit or loss,” as we define the term, may not be comparable to similarly titled measures used by other companies. The terms “segment margin” or “segment profit margin” are used to describe segment profit or loss as a percentage of net sales. These measures of performance should not be considered an alternative to net income or cash flows from operating activities, as an indicator of our performance or as a measure of liquidity.
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended
U.S. dollars in millions	May 4, 2024	April 29, 2023
Net sales	$7,750	$7,366
Segment profit	$1,097	$1,028
Segment profit margin	14.2%	14.0%
Comp store sales	2%	5%
Stores in operation at end of period:
TJ Maxx	1,322	1,304
Marshalls	1,201	1,189
Sierra	97	81
Total	2,620	2,574
Selling square footage at end of period (in millions):
TJ Maxx	29	28
Marshalls	27	27
Sierra	1	1
Total	57	56
Net Sales
Net sales for Marmaxx were $7.8 billion for the first quarter of fiscal 2025, an increase of 5% compared to $7.4 billion for the first quarter of fiscal 2024. This increase in the first quarter reflects a 3% increase from non-comp store sales and a 2% increase from comp store sales. For the first quarter of fiscal 2025, the increase in comp store sales was driven by an increase in customer transactions. In addition, Marmaxx home comp store sales growth outperformed apparel comp store sales growth. Geographically, comp store sales growth was strongest in the Midwest and West regions for the first quarter of fiscal 2025.
Segment Profit Margin
Segment profit margin increased to 14.2% for the first quarter of fiscal 2025 compared to 14.0% for the same period last year. The increase in segment profit margin for the first quarter of fiscal 2025 was primarily driven by higher merchandise margin which reflects lower freight costs and higher markon. This was partially offset by capitalized inventory costs, incremental store wage and payroll costs and investments in supply chain. Capitalized inventory costs reflect a greater portion of our buying and distribution costs being expensed in the first quarter of fiscal 2025 as compared to last year.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented less than 3% of Marmaxx’s net sales for the first quarter of fiscal 2025 and fiscal 2024, and did not have a significant impact on year-over-year segment margin comparisons.

HomeGoods

	Thirteen Weeks Ended
U.S. dollars in millions	May 4, 2024	April 29, 2023
Net sales	$2,079	$1,966
Segment profit	$198	$144
Segment profit margin	9.5%	7.3%
Comp store sales	4%	(7)%
Stores in operation at end of period:
HomeGoods	922	901
Homesense	59	49
Total	981	950
Selling square footage at end of period (in millions):
HomeGoods	17	17
Homesense	1	1
Total	18	18
Net Sales
Net sales for HomeGoods were $2.1 billion for the first quarter of fiscal 2025, an increase of 6%, compared to $2 billion for the first quarter of fiscal 2024. This increase in the first quarter reflects a 4% increase from comp store sales and a 2% increase from non-comp store sales. The increase in comp store sales for the first quarter was driven by an increase in customer transactions, partially offset by a decrease in average basket. For the first quarter of fiscal 2025, all geographies generally performed in line with the overall comp store sales increase.
Segment Profit Margin
Segment profit margin increased to 9.5% for the first quarter of fiscal 2025 compared to 7.3% for the same period last year. This increase in segment profit margin for the first quarter of fiscal 2025 was primarily driven by higher merchandise margin which reflects lower freight costs. This was partially offset by capitalized inventory costs and investments in supply chain. Capitalized inventory costs reflect a greater portion of our buying and distribution costs being expensed in the first quarter of fiscal 2025 as compared to last year.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended
U.S. dollars in millions	May 4, 2024	April 29, 2023
Net sales	$1,113	$1,038
Segment profit	$137	$117
Segment profit margin	12.3%	11.3%
Comp store sales	4%	1%
Stores in operation at end of period:
Winners	303	298
HomeSense	158	152
Marshalls	106	106
Total	567	556
Selling square footage at end of period (in millions):
Winners	7	6
HomeSense	3	3
Marshalls	2	2
Total	12	11
Net Sales
Net sales for TJX Canada were $1.1 billion for the first quarter of fiscal 2025, an increase of 7%, compared to $1 billion for the first quarter of fiscal 2024. This increase in the first quarter reflects a 4% increase in comp store sales, a 4% increase in non-comp store sales, partially offset by a negative foreign currency exchange rate impact of 1%. The increase in comp store sales for the first quarter of fiscal 2025 was driven by an increase in customer transactions.
Segment Profit Margin
Segment profit margin increased to 12.3% for the first quarter of fiscal 2025 compared to 11.3% for the same period last year. This increase for the first quarter of fiscal 2025 was primarily driven by higher merchandise margin and favorable supply chain costs, partially offset by incremental store wage and payroll costs. Merchandise margin reflects lower freight costs, lower markdowns, and higher markon.

TJX International

	Thirteen Weeks Ended
U.S. dollars in millions	May 4, 2024	April 29, 2023
Net sales	$1,537	$1,413
Segment profit	$61	$38
Segment profit margin	4.0%	2.7%
Comp store sales	2%	4%
Stores in operation at end of period:
TK Maxx	644	632
Homesense	78	78
TK Maxx Australia	82	75
Total	804	785
Selling square footage at end of period (in millions):
TK Maxx	13	13
Homesense	1	1
TK Maxx Australia	1	1
Total	15	15
Net Sales
Net sales for TJX International were $1.5 billion for the first quarter of fiscal 2025, an increase of 9%, compared to $1.4 billion for the first quarter of fiscal 2024. This increase in the first quarter reflects a 5% increase in non-comp store sales, a 2% increase in comp store sales and a positive foreign currency exchange rate impact of 2%. The increase in comp store sales for the first quarter was driven by an increase in customer transactions.
E-commerce sales represented less than 4% of TJX International’s net sales for the first quarter of fiscal 2025 and fiscal 2024. In addition to tkmaxx.com, during the second quarter of fiscal 2024, TJX International made online shopping available in Germany at tkmaxx.de and in Austria at tkmaxx.at.
Segment Profit Margin
Segment profit margin increased to 4.0% for the first quarter of fiscal 2025 compared to 2.7% for the same period last year. This increase for the first quarter of fiscal 2025 was due to higher merchandise margin, partially offset by the unfavorable impact of transactional foreign exchange. Merchandise margin reflects higher markon, lower freight costs, and lower markdowns.
GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended
In millions	May 4, 2024	April 29, 2023
General corporate expense	$153	$156
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The decrease in general corporate expense for the first quarter of fiscal 2025 was primarily driven by favorable mark-to-market adjustments on fuel hedges, partially offset by higher other administrative costs.

ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of May 4, 2024, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended May 4, 2024, as described in Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs for the foreseeable future.
As of May 4, 2024, we held $5.1 billion in cash. Approximately $1.3 billion of our cash was held by our foreign subsidiaries with $722 million held in countries where we intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through May 4, 2024. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
We monitor debt financing markets on an ongoing basis and from time to time may incur additional long-term indebtedness depending on prevailing market conditions, liquidity requirements, existing economic conditions and other factors. Periodically, we have used, and in the future we may again use, operating cash flow and cash on hand to repay portions of our indebtedness, depending on prevailing market conditions, liquidity requirements, existing economic conditions, contractual restrictions and other factors. As such, we may, from time to time, seek to retire, redeem, prepay or purchase our outstanding debt through redemptions, cash purchases, prepayments, refinancings and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. If we use our operating cash flow and/or cash on hand to repay our debt, it will reduce the amount of cash available for additional capital expenditures.
Operating Activities
Operating activities resulted in net cash inflows of $737 million for the three months ended May 4, 2024 and net cash inflows of $745 million for the three months ended April 29, 2023.
Operating cash flows decreased $8 million compared to fiscal 2024 primarily due to a $264 million decrease in accrued expenses, the largest component of which was higher incentive compensation costs. This was partially offset by a $179 million increase in net income and a $70 million change in merchandise inventories net of accounts payable.
Investing Activities
Investing activities resulted in net cash outflows of $427 million for the three months ended May 4, 2024 and $362 million for the three months ended April 29, 2023. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first three months of fiscal 2025 primarily reflected property additions for store improvements and renovations, investments in our new stores, as well as investments in our distribution centers and offices, including information technology. We anticipate that capital spending for the full fiscal year 2025 will be approximately $2.0 billion to $2.1 billion. We plan to fund these expenditures with our existing cash balances and through internally generated funds.
Financing Activities
Financing activities resulted in net cash outflows of $840 million for the first three months of fiscal 2025 and net cash outflows of $837 million for the first three months of fiscal 2024. The cash outflows for both periods were primarily driven by equity repurchases and dividend payments.
Equity
Under our stock repurchase programs, we paid $509 million to repurchase and retire 5.3 million shares of our stock in the first three months of fiscal 2025. As of May 4, 2024, approximately $3.0 billion remained available under our existing stock repurchase programs. We paid $500 million to repurchase and retire 6.4 million shares of our stock in the first three months of fiscal 2024. We currently plan to repurchase approximately $2 billion to $2.5 billion of stock under our stock repurchase programs in fiscal 2025. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
Dividends
We declared quarterly dividends on our common stock of $0.375 per share for the first quarter in fiscal 2025 and $0.3325 per share for the first quarter in fiscal 2024. Cash payments for dividends on our common stock totaled $380 million for the first three months of fiscal 2025 and $343 million for the first three months of fiscal 2024.

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the critical accounting estimates as discussed in TJX's Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For a discussion of accounting standards, see Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in TJX’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 and Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements”. These forward-looking statements generally can be identified by the use of words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "seek," "should," "will," "would," or any variations of these words or other words with similar meanings. These forward-looking statements address various matters that we intend, expect, or believe may occur in the future, including, among others, statements regarding the Company's anticipated operating and financial performance, business plans and prospects, anticipated dividends and share repurchases, and plans with respect to long-term indebtedness. Each forward-looking statement is inherently subject to risks, uncertainties and potentially inaccurate assumptions that could cause actual results to differ materially from those expressed or implied by such statement. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. Applicable risks and uncertainties include, among others: execution of buying strategy and inventory management; customer trends and preferences; competition; various marketing efforts; operational and business expansion; management of large size and scale; merchandise sourcing and transport; data security and maintenance and development of information technology systems; labor costs and workforce challenges; personnel recruitment, training and retention; corporate and retail banner reputation; evolving corporate governance and public disclosure regulations and expectations with respect to environmental, social and governance matters; expanding international operations; fluctuations in quarterly operating results and market expectations; inventory or asset loss; cash flow; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; real estate activities; economic conditions and consumer spending; market instability; severe weather, serious disruptions or catastrophic events; disproportionate impact of disruptions during this fiscal year; commodity availability and pricing; fluctuations in currency exchange rates; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal proceedings and other legal or regulatory matters; quality, safety and other issues with our merchandise; tax matters; and other factors that may be described in our filings with the Securities and Exchange Commission (the “SEC”), including our most recent Annual Report on Form 10-K filed with the SEC. We caution investors, potential investors and others not to place considerable reliance on the forward-looking statements contained in this Form 10-Q. You are encouraged to read any further disclosures we may make in our future reports to the SEC, available at www.sec.gov, on our website, or otherwise. The forward-looking statements in this report speak only as of the date of this Form 10-Q, and we undertake no obligation to update or revise any of these statements, even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized. Our business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 4, 2024 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended May 4, 2024 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Legal Contingencies in Note K—Contingent Obligations, Contingencies, and Commitments of Notes to Consolidated Financial Statements for information on legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 3, 2024, as filed with the Securities Exchange Commission on April 3, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
INFORMATION ON SHARE REPURCHASES
The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2025 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
February 4, 2024 through March 2, 2024	1,102,422	$97.88	1,102,422	$3,438,598,594
March 3, 2024 through April 6, 2024	2,136,366	$98.30	2,136,366	$3,228,599,945
April 7, 2024 through May 4, 2024	2,014,284	$94.92	2,014,284	$3,037,399,556
Total	5,253,072		5,253,072
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2024, we announced that our Board of Directors had approved a new stock repurchase program that authorized the repurchase of up to an additional $2.5 billion of our common stock from time to time. Under this program and previously announced programs, we had approximately $3.0 billion available for repurchase as of May 4, 2024.
Item 5. Other Information
During the fiscal quarter ended May 4, 2024, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2024, formatted in Inline XBRL (included in Exhibit 101)
* Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: May 31, 2024
/s/ John Klinger
John Klinger, Chief Financial Officer
(Principal Financial and Accounting Officer)