Form 10-Q
period 2024-08-03
TJX COMPANIES INC /DE/
filed 2024-08-30
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of August 23, 2024: 1,127,872,845

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN MILLIONS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$13,468	$12,758	$25,947	$24,541
Cost of sales, including buying and occupancy costs	9,380	8,910	18,119	17,284
Selling, general and administrative expenses	2,666	2,559	5,066	4,797
Interest (income) expense, net	(46)	(38)	(96)	(75)
Income before income taxes	1,468	1,327	2,858	2,535
Provision for income taxes	369	338	689	655
Net income	$1,099	$989	$2,169	$1,880
Basic earnings per share	$0.97	$0.86	$1.92	$1.63
Weighted average common shares – basic	1,130	1,148	1,131	1,151
Diluted earnings per share	$0.96	$0.85	$1.89	$1.62
Weighted average common shares – diluted	1,144	1,161	1,145	1,163
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	August 3, 2024	July 29, 2023
Net income	$1,099	$989
Additions to other comprehensive income, net of tax:
Foreign currency translation adjustments, net of related tax benefit of $2 in fiscal 2025 and tax provision of $1 in fiscal 2024	18	40
Reclassifications from other comprehensive income, net of tax, to net income:
Amortization of prior service cost and deferred gains/(losses), net of related tax benefit of $0.0 in fiscal 2025 and tax provision of $0.1 in fiscal 2024	(0)	1
Other comprehensive income, net of tax	18	41
Total comprehensive income	$1,117	$1,030

	Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023
Net income	$2,169	$1,880
Additions to other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of related tax benefit of $2 in fiscal 2025 and tax provision of $0.4 in fiscal 2024	(0)	54
Reclassifications from other comprehensive (loss) income, net of tax, to net income:
Amortization of prior service cost and deferred gains/(losses), net of related tax benefit of $0.0 in fiscal 2025 and tax provision of $0.2 in fiscal 2024	(0)	1
Other comprehensive (loss) income, net of tax	(0)	55
Total comprehensive income	$2,169	$1,935
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN MILLIONS, EXCEPT SHARE AMOUNTS

	August 3, 2024	February 3, 2024	July 29, 2023
Assets
Current assets:
Cash and cash equivalents	$5,250	$5,600	$4,550
Accounts receivable, net	521	529	548
Merchandise inventories	6,470	5,965	6,585
Prepaid expenses and other current assets	536	511	507
Federal, state and foreign income taxes recoverable	113	59	148
Total current assets	12,890	12,664	12,338
Net property at cost	6,968	6,571	6,166
Non-current deferred income taxes, net	147	172	149
Operating lease right of use assets	9,513	9,396	9,406
Goodwill	95	95	95
Other assets	942	849	768
Total assets	$30,555	$29,747	$28,922
Liabilities
Current liabilities:
Accounts payable	$4,503	$3,862	$4,438
Accrued expenses and other current liabilities	4,458	4,870	4,244
Current portion of operating lease liabilities	1,621	1,620	1,618
Federal, state and foreign income taxes payable	39	99	17
Total current liabilities	10,621	10,451	10,317
Other long-term liabilities	960	924	915
Non-current deferred income taxes, net	162	148	132
Long-term operating lease liabilities	8,166	8,060	8,089
Long-term debt	2,864	2,862	2,861
Commitments and contingencies (See Note K)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,127,978,175; 1,133,586,545 and 1,144,948,031 respectively	1,128	1,134	1,145
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss) income	(532)	(532)	(551)
Retained earnings	7,186	6,700	6,014
Total shareholders’ equity	7,782	7,302	6,608
Total liabilities and shareholders’ equity	$30,555	$29,747	$28,922
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN MILLIONS

	Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023
Cash flows from operating activities:
Net income	$2,169	$1,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	529	467
Loss on property disposals and impairment charges	2	21
Deferred income tax provision	43	16
Share-based compensation	84	70
Changes in assets and liabilities:
Decrease in accounts receivable	8	19
(Increase) in merchandise inventories	(512)	(734)
(Increase) in income taxes recoverable	(54)	(28)
(Increase) in prepaid expenses and other current assets	(22)	(34)
Increase in accounts payable	648	619
(Decrease) in accrued expenses and other liabilities	(388)	(170)
(Decrease) in income taxes payable	(61)	(36)
(Decrease) increase in net operating lease liabilities	(11)	0
Other, net	(69)	(4)
Net cash provided by operating activities	2,366	2,086
Cash flows from investing activities:
Property additions	(982)	(820)
Purchases of investments	(23)	(17)
Sales and maturities of investments	15	18
Net cash (used in) investing activities	(990)	(819)
Cash flows from financing activities:
Repayment of debt	—	(500)
Payments for repurchase of common stock	(1,068)	(1,041)
Cash dividends paid	(803)	(725)
Proceeds from issuance of common stock	191	81
Other	(42)	(29)
Net cash (used in) financing activities	(1,722)	(2,214)
Effect of exchange rate changes on cash	(4)	20
Net (decrease) in cash and cash equivalents	(350)	(927)
Cash and cash equivalents at beginning of year	5,600	5,477
Cash and cash equivalents at end of period	$5,250	$4,550
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, May 4, 2024	1,131	$1,131	$—	$(550)	$6,921	$7,502
Net income	—	—	—	—	1,099	1,099
Other comprehensive income, net of tax	—	—	—	18	—	18
Cash dividends declared on common stock	—	—	—	—	(423)	(423)
Recognition of share-based compensation	—	—	46	—	—	46
Issuance of common stock under stock incentive plan and related tax effect	2	2	99	—	—	101
Common stock repurchased	(5)	(5)	(145)	—	(411)	(561)
Balance, August 3, 2024	1,128	$1,128	$—	$(532)	$7,186	$7,782

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, April 29, 2023	1,150	$1,150	$—	$(592)	$5,864	$6,422
Net income	—	—	—	—	989	989
Other comprehensive income, net of tax	—	—	—	41	—	41
Cash dividends declared on common stock	—	—	—	—	(381)	(381)
Recognition of share-based compensation	—	—	36	—	—	36
Issuance of common stock under stock incentive plan and related tax effect	2	2	54	—	(1)	55
Common stock repurchased	(7)	(7)	(90)	—	(457)	(554)
Balance, July, 29, 2023	1,145	$1,145	$—	$(551)	$6,014	$6,608
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Twenty-Six Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, February 3, 2024	1,134	$1,134	$—	$(532)	$6,700	$7,302
Net income	—	—	—	—	2,169	2,169
Other comprehensive (loss), net of tax	—	—	—	(0)	—	(0)
Cash dividends declared on common stock	—	—	—	—	(849)	(849)
Recognition of share-based compensation	—	—	84	—	—	84
Issuance of common stock under stock incentive plan and related tax effect	4	4	145	—	—	149
Common stock repurchased	(10)	(10)	(229)	—	(834)	(1,073)
Balance, August 3, 2024	1,128	$1,128	$—	$(532)	$7,186	$7,782

	Twenty-Six Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, January 28, 2023	1,155	$1,155	$—	$(606)	$5,815	$6,364
Net income	—	—	—	—	1,880	1,880
Other comprehensive income, net of tax	—	—	—	55	—	55
Cash dividends declared on common stock	—	—	—	—	(764)	(764)
Recognition of share-based compensation	—	—	70	—	—	70
Issuance of common stock under stock incentive plan and related tax effect	3	3	51	—	(1)	53
Common stock repurchased	(13)	(13)	(121)	—	(916)	(1,050)
Balance, July, 29, 2023	1,145	$1,145	$—	$(551)	$6,014	$6,608
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
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In millions	August 3, 2024	July 29, 2023
Balance, beginning of year	$773	$721
Deferred revenue	889	858
Effect of exchange rates changes on deferred revenue	(2)	1
Revenue recognized	(940)	(916)
Balance, end of period	$720	$664
TJX recognized $485 million in gift card revenue for the three months ended August 3, 2024 and $472 million for the three months ended July 29, 2023. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.
Leases
Supplemental cash flow information related to leases is as follows:

	Twenty-Six Weeks Ended
In millions	August 3, 2024	July 29, 2023
Operating cash flows paid for operating leases	$1,046	$999
Lease liabilities arising from obtaining right of use assets	$1,001	$1,148

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
Note B. Property at Cost
The following table presents the components of property at cost:

In millions	August 3, 2024	February 3, 2024	July 29, 2023
Land and buildings	$2,400	$2,179	$2,086
Leasehold costs and improvements	4,539	4,306	4,147
Furniture, fixtures and equipment	8,425	8,134	7,797
Total property at cost	$15,364	$14,619	$14,030
Less: accumulated depreciation and amortization	8,396	8,048	7,864
Net property at cost	$6,968	$6,571	$6,166
Depreciation expense was $264 million for the three months ended August 3, 2024 and $234 million for the three months ended July 29, 2023. Depreciation expense was $527 million for the six months ended August 3, 2024 and $464 million for the six months ended July 29, 2023.
Non-cash investing activities consist of accrued capital additions of $186 million and $192 million as of the periods ended August 3, 2024 and July 29, 2023, respectively.

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income are recorded net of taxes. The following table details the changes in Accumulated other comprehensive (loss) income for the twelve months ended February 3, 2024 and the six months ended August 3, 2024:

In millions and net of immaterial taxes	Foreign Currency Translation	Deferred Benefit Costs	Accumulated Other Comprehensive (Loss) Income
Balance, January 28, 2023	$(544)	$(62)	$(606)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	30	—	30
Recognition of net gains on benefit obligations, net of taxes	—	43	43
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	1	1
Balance, February 3, 2024	$(514)	$(18)	$(532)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	(0)	—	(0)
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred (losses), net of taxes	—	(0)	(0)
Balance, August 3, 2024	$(514)	$(18)	$(532)
Note D. Capital Stock and Earnings Per Share
Capital Stock
In February 2024, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $2.5 billion of TJX common stock from time to time. Under this program, TJX had approximately $2.5 billion available for repurchase as of August 3, 2024.
During the second quarter of fiscal 2025, the Company completed stock repurchases representing all of the $1 billion that remained as of February 3, 2024 from the previously announced stock repurchase program.
The following table provides share repurchases, excluding applicable excise tax:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Total number of shares repurchased and retired	5.1	6.7	10.4	13.2
Total cost(a)	$559	$550	$1,068	$1,050
(a) Prior year amounts are recast to conform with current year presentation and exclude applicable excise tax.
All shares repurchased under the stock repurchase programs have been retired. These expenditures were funded by cash generated from operations.

Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Amounts in millions, except per share amounts	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Basic earnings per share:
Net income	$1,099	$989	$2,169	$1,880
Weighted average common shares outstanding for basic earnings per share calculation	1,130	1,148	1,131	1,151
Basic earnings per share	$0.97	$0.86	$1.92	$1.63
Diluted earnings per share:
Net income	$1,099	$989	$2,169	$1,880
Weighted average common shares outstanding for basic earnings per share calculation	1,130	1,148	1,131	1,151
Assumed exercise/vesting of stock options and awards	14	13	14	12
Weighted average common shares outstanding for diluted earnings per share calculation	1,144	1,161	1,145	1,163
Diluted earnings per share	$0.96	$0.85	$1.89	$1.62
Cash dividends declared per share	$0.375	$0.3325	$0.75	$0.665
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 5 million options excluded for the thirteen weeks and twenty-six weeks ended August 3, 2024, respectively. There were no such options excluded for the thirteen weeks and twenty-six weeks ended July 29, 2023.
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
Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel fuel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing, and the resulting per mile surcharges payable by TJX, by setting a fixed price per gallon for the period being hedged. During fiscal 2024, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for fiscal 2025, and during the first six months of fiscal 2025, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for the first six months of fiscal 2026. The hedge agreements outstanding at August 3, 2024 relate to approximately 50% of TJX’s estimated notional diesel fuel requirements for the remainder of fiscal 2025 and the first six months of fiscal 2026. These diesel fuel hedge agreements will settle throughout fiscal 2025 and throughout the first seven months of fiscal 2026. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in Cost of sales, including buying and occupancy costs. TJX elected not to apply hedge accounting to these contracts.

Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at August 3, 2024 cover merchandise purchases the Company is committed to over the next several months in fiscal 2025. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. Merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for Euro denominated merchandise purchases from third-party vendors. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this excess exposure. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in Cost of sales, including buying and occupancy costs.
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
The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 3, 2024:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 3, 2024
Fair value hedges:
Intercompany balances, primarily debt:
	€78		£67	0.8546	Prepaid Exp / (Accrued Exp)	$0.3	$(0.7)	$(0.4)
A$	210	U.S.$	139	0.6637	Prepaid Exp	2.2	—	2.2
U.S.$	70		£55	0.7898	Prepaid Exp	0.7	—	0.7
	£100	U.S.$	127	1.2712	Prepaid Exp / (Accrued Exp)	0.5	(1.6)	(1.1)
	€200	U.S.$	219	1.0949	Prepaid Exp / (Accrued Exp)	0.6	(1.3)	(0.7)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.1M – 4.2M gal per month	Float on 3.1M – 4.2M gal per month		N/A	(Accrued Exp)	—	(15.6)	(15.6)
Intercompany billings in TJX International, primarily merchandise:
	€157		£132	0.8408	(Accrued Exp)	—	(2.4)	(2.4)
Merchandise purchase commitments:
C$	899	U.S.$	660	0.7340	Prepaid Exp	10.5	—	10.5
C$	33		€22	0.6745	Prepaid Exp	0.5	—	0.5
	£434	U.S.$	551	1.2704	Prepaid Exp / (Accrued Exp)	0.8	(5.8)	(5.0)
zł	554		£109	0.1970	Prepaid Exp / (Accrued Exp)	0.2	(1.1)	(0.9)
A$	120	U.S.$	80	0.6677	Prepaid Exp	1.8	—	1.8
U.S.$	136		€125	0.9200	Prepaid Exp / (Accrued Exp)	1.0	(0.1)	0.9
Total fair value of derivative financial instruments						$19.1	$(28.6)	$(9.5)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 3, 2024:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 3, 2024
Fair value hedges:
Intercompany balances, primarily debt:
	€78		£67	0.8622	Prepaid Exp / (Accrued Exp)	$0.1	$(0.1)	$0.0
A$	140	U.S.$	95	0.6751	Prepaid Exp	2.7	—	2.7
U.S.$	70		£55	0.7898	(Accrued Exp)	—	(0.2)	(0.2)
	£100	U.S.$	127	1.2727	Prepaid Exp	0.8	—	0.8
	€200	U.S.$	219	1.0969	Prepaid Exp / (Accrued Exp)	3.0	(0.3)	2.7
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.0M – 3.8M gal per month	Float on 3.0M– 3.8M gal per month		N/A	(Accrued Exp)	—	(7.2)	(7.2)
Intercompany billings in TJX International, primarily merchandise:
	€130		£112	0.8604	Prepaid Exp	0.9	—	0.9
Merchandise purchase commitments:
C$	668	U.S.$	495	0.7408	Prepaid Exp / (Accrued Exp)	1.4	(3.6)	(2.2)
C$	29		€20	0.6797	(Accrued Exp)	—	(0.3)	(0.3)
	£353	U.S.$	443	1.2549	Prepaid Exp / (Accrued Exp)	1.5	(5.0)	(3.5)
zł	508		£98	0.1930	Prepaid Exp / (Accrued Exp)	0.0	(3.1)	(3.1)
A$	82	U.S.$	55	0.6620	Prepaid Exp / (Accrued Exp)	0.8	(0.1)	0.7
U.S.$	109		€100	0.9191	Prepaid Exp / (Accrued Exp)	0.3	(1.0)	(0.7)
Total fair value of derivative financial instruments						$11.5	$(20.9)	$(9.4)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at July 29, 2023:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at July 29, 2023
Fair value hedges:
Intercompany balances, primarily debt:
	€60		£52	0.8738	Prepaid Exp	$0.6	$—	$0.6
A$	162	U.S.$	112	0.6926	Prepaid Exp	3.5	—	3.5
U.S.$	69		£55	0.8010	Prepaid Exp	2.0	—	2.0
	£200	U.S.$	244	1.2191	(Accrued Exp)	—	(13.4)	(13.4)
	€200	U.S.$	219	1.0964	Prepaid Exp / (Accrued Exp)	0.3	(3.3)	(3.0)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.0M – 3.8M gal per month	Float on 3.0M – 3.8M gal per month		N/A	(Accrued Exp)	—	(2.0)	(2.0)
Intercompany billings in TJX International, primarily merchandise:
	€107		£91	0.8526	(Accrued Exp)	—	(0.8)	(0.8)
Merchandise purchase commitments:
C$	876	U.S.$	655	0.7473	Prepaid Exp / (Accrued Exp)	0.2	(9.0)	(8.8)
C$	28		€19	0.6799	Prepaid Exp / (Accrued Exp)	0.1	(0.3)	(0.2)
	£376	U.S.$	468	1.2462	Prepaid Exp / (Accrued Exp)	0.5	(15.5)	(15.0)
zł	605		£114	0.1878	(Accrued Exp)	—	(4.4)	(4.4)
A$	96	U.S.$	65	0.6810	Prepaid Exp	1.3	—	1.3
U.S.$	110		€101	0.9139	Prepaid Exp / (Accrued Exp)	1.3	(0.3)	1.0
Total fair value of derivative financial instruments						$9.8	$(49.0)	$(39.2)
The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

		Amount of (Loss) Gain Recognized in Income by Derivative
	Location of (Loss) Gain Recognized in Income by Derivative	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions		August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Fair value hedges:
Intercompany balances, primarily debt	Selling, general and administrative expenses	$(0)	$(3)	$1	$3
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(11)	10	(16)	(8)
Intercompany billings in TJX International, primarily merchandise	Cost of sales, including buying and occupancy costs	1	4	1	4
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	3	(30)	14	(22)
(Loss) gain recognized in income		$(7)	$(19)	$0	$(23)

Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as exit price). The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In millions	August 3, 2024	February 3, 2024	July 29, 2023
Level 1
Assets:
Executive Savings Plan investments	$453.1	$405.7	$394.8
Level 2
Assets:
Foreign currency exchange contracts	$19.1	$11.5	$9.8
Liabilities:
Foreign currency exchange contracts	$13.0	$13.7	$47.0
Diesel fuel contracts	15.6	7.2	2.0
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
The following table summarizes the carrying value and fair value estimates of our components of long-term debt:

	August 3, 2024		February 3, 2024		July 29, 2023
In Millions	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2
Long-term debt	$2,864	$2,676	$2,862	$2,630	$2,861	$2,590
For additional information on long-term debt, see Note I—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, whereas the majority of assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended August 3, 2024, February 3, 2024 and July 29, 2023, the Company did not record any material impairments to long-lived assets.

Note G. Segment Information
TJX operates four main business segments. In the United States, the Marmaxx segment operates TJ Maxx, Marshalls, tjmaxx.com and marshalls.com and the HomeGoods segment operates HomeGoods and Homesense. The TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX International segment operates TK Maxx, Homesense, tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe and TK Maxx in Australia. In addition to the Company’s four main business segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
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
Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales:
In the United States:
Marmaxx	$8,445	$7,903	$16,195	$15,269
HomeGoods	2,101	2,011	4,180	3,977
TJX Canada	1,244	1,223	2,357	2,261
TJX International	1,678	1,621	3,215	3,034
Total net sales	$13,468	$12,758	$25,947	$24,541
Segment profit:
In the United States:
Marmaxx	$1,191	$1,084	$2,288	$2,112
HomeGoods	191	175	389	319
TJX Canada	187	192	324	309
TJX International	73	32	134	70
Total segment profit	1,642	1,483	3,135	2,810
General corporate expense	220	194	373	350
Interest (income) expense, net	(46)	(38)	(96)	(75)
Income before income taxes	$1,468	$1,327	$2,858	$2,535

Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In millions	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Service cost	$9	$9	$0	$0
Interest cost	18	18	2	2
Expected return on plan assets	(20)	(20)	—	—
Amortization of net actuarial loss and prior service cost/(credit)	(1)	0	1	1
Total expense	$6	$7	$3	$3

	Funded Plan		Unfunded Plan
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
In millions	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Service cost	$16	$17	$1	$1
Interest cost	36	36	3	3
Expected return on plan assets	(39)	(40)	—	—
Amortization of net actuarial loss and prior service cost/(credit)	(1)	0	1	1
Total expense	$12	$13	$5	$5
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

Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt as of August 3, 2024, February 3, 2024 and July 29, 2023. All amounts are net of unamortized debt discounts.

In millions and net of immaterial unamortized debt discounts	August 3, 2024	February 3, 2024	July 29, 2023
General corporate debt:
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount)	$998	$998	$998
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount)	500	499	499
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount)	496	496	496
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount)	500	500	500
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount)	383	383	383
Total debt	2,877	2,876	2,876
Debt issuance costs	(13)	(14)	(15)
Long-term debt	$2,864	$2,862	$2,861
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
Under these credit facilities, the Company has maintained a borrowing capacity of $1.5 billion. As of August 3, 2024, February 3, 2024 and July 29, 2023, and during the quarters and year then ended, there were no amounts outstanding under these facilities. Each of these facilities require TJX to maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (EBITDAR) of not more than 3.50 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
In addition, as of August 3, 2024, February 3, 2024 and July 29, 2023, TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of August 3, 2024, February 3, 2024 and July 29, 2023, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of August 3, 2024, February 3, 2024 and July 29, 2023, the Company’s European business at TJX International had a credit line of £5 million. As of August 3, 2024, February 3, 2024 and July 29, 2023, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.

Note J. Income Taxes
In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. Considering we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules did not have a material impact on our financial statements for the second quarter of fiscal 2025 and are not expected to materially increase our global tax costs on our fiscal 2025 financial statements. There remains uncertainty as to the final Pillar Two model rules. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.
The effective income tax rate was 25.1% for the second quarter of fiscal 2025 and 25.5% for the second quarter of fiscal 2024. The decrease in the effective income tax rate in the second quarter of fiscal 2025 was primarily due to the increase in excess tax benefit from share-based compensation, partially offset by the resolution of various tax matters in the second quarter of fiscal 2024 and the change of jurisdictional mix of profits and losses.
TJX had net unrecognized tax benefits of $202 million as of August 3, 2024, $228 million as of February 3, 2024 and $264 million as of July 29, 2023.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties on the Consolidated Balance Sheets were $26 million as of August 3, 2024, $32 million as of February 3, 2024 and $39 million as of July 29, 2023.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the Consolidated Financial Statements as of August 3, 2024. During the next twelve months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by up to $25 million, which would reduce the provision for taxes on earnings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended August 3, 2024
Compared to
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended July 29, 2023
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. Our mission is to deliver great value to our customers every day. We do this by selling a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty and major online retailers) regular prices on comparable merchandise, every day through our stores and six e-commerce sites. We operate over 5,000 stores through our four main segments: in the U.S., Marmaxx (which operates TJ Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates TK Maxx, Homesense, tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe, and TK Maxx in Australia). In addition to our four main segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
As an overview of our financial performance, results for the quarter ended August 3, 2024 include the following:
–Net sales increased 6% to $13.5 billion for the second quarter of fiscal 2025 versus last year’s second quarter sales of $12.8 billion. As of August 3, 2024, both the number of stores in operation and the selling square footage increased 2% compared to the end of the second quarter of fiscal 2024.
–Consolidated comp store sales increased 4% for the second quarter of fiscal 2025. See Net Sales below for our definition of comp store sales.
–Diluted earnings per share for the second quarter of fiscal 2025 were $0.96 versus $0.85 in the second quarter of fiscal 2024.
–Pre-tax profit margin (the ratio of pre-tax income to net sales) for the second quarter of fiscal 2025 was 10.9%, a 0.5 percentage point increase compared with 10.4% in the second quarter of fiscal 2024.
–Our cost of sales, including buying and occupancy costs, ratio for the second quarter of fiscal 2025 was 69.6%, a 0.2 percentage point decrease compared with 69.8% in the second quarter of fiscal 2024.
–Our selling, general and administrative (“SG&A”) expense ratio for the second quarter of fiscal 2025 was 19.8%, a 0.3 percentage point decrease compared with 20.1% in the second quarter of fiscal 2024.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were down 2% at the end of the second quarter of fiscal 2025 compared to the second quarter of fiscal 2024.
–During the second quarter of fiscal 2025, we returned $982 million to our shareholders through share repurchases and dividends.
Equity Investments
On June 7, 2024, we announced that we have entered into a definitive agreement for a joint venture with Grupo Axo, S.A.P.I de C.V. (“Axo”) in which we will hold a 49% ownership stake, with respect to Axo’s off-price, physical store business in Mexico. We expect to close this investment during the third quarter of fiscal 2025.
On August 21, 2024, we announced that we have entered into a definitive agreement to acquire a 35% ownership stake in privately held Brands for Less (“BFL”), representing a non-controlling, minority position. BFL currently operates over 100 stores, primarily in the UAE and Saudi Arabia, as well as an e-commerce business, and is the region’s only major off-price branded apparel, toys and home fashions retailer. We expect to close this investment, which is subject to customary closing conditions, later this fiscal year.
These investments will be accounted for under the equity method of accounting from the date of investment forward. We will report our share of the joint venture with Axo and BFL’s results on a one-quarter lag as their results are not expected to be available in time to be recorded in the concurrent period.

Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	69.6	69.8	69.8	70.4
Selling, general and administrative expenses	19.8	20.1	19.5	19.5
Interest (income) expense, net	(0.3)	(0.3)	(0.4)	(0.3)
Income before income taxes	10.9%	10.4%	11.0%	10.3%
*Figures may not foot due to rounding.
Net Sales
Net sales for the quarter ended August 3, 2024 totaled $13.5 billion, a 6% increase versus second quarter fiscal 2024 net sales of $12.8 billion. This increase reflects a 4% increase in comp store sales, a 2% increase from non-comp store sales and a neutral foreign currency exchange rate impact. Net sales from our e-commerce sites combined amounted to less than 2% of total sales for each of the second quarters of fiscal 2025 and fiscal 2024.
Net sales for the six months ended August 3, 2024 totaled $25.9 billion, a 6% increase versus net sales of $24.5 billion for the first six months fiscal 2024. This increase reflects a 3% increase in comp store sales, a 3% increase from non-comp store sales and a neutral foreign currency exchange rate impact. Net sales from our e-commerce sites combined amounted to less than 2% of total sales for each of the first six months of fiscal 2025 and fiscal 2024.
Comp store sales increased 4% for the second quarter of fiscal 2025 and increased 6% for the second quarter of fiscal 2024. Comp store sales increased 3% for the first six months of fiscal 2025 and increased 4% for the first six months of fiscal 2024. Both home and apparel comp store sales (as defined below) growth performed in line with the consolidated comp store sales increase for both the second quarter and the first six months of fiscal 2025. Comp store sales for both periods were driven by an increase in customer transactions.
As of August 3, 2024, both our store count and selling square footage increased 2% compared to the end of the second quarter last year.
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 69.6% for the second quarter of fiscal 2025, a decrease of 0.2 percentage points compared to 69.8% for the second quarter of fiscal 2024. The decrease in the cost of sales ratio, including buying and occupancy costs, for the second quarter of fiscal 2025 was attributable to higher merchandise margin due to higher markon, partially offset by higher supply chain costs.
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 69.8% for the first six months of fiscal 2025, a decrease of 0.6 percentage points compared to 70.4% for the first six months of fiscal 2024. The decrease in the cost of sales ratio, including buying and occupancy costs, for the first six months of fiscal 2025 was attributable to higher merchandise margin due to higher markon and lower freight costs, partially offset by higher supply chain costs.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, was 19.8% for the second quarter of fiscal 2025, a decrease of 0.3 percentage points compared to 20.1% for the second quarter of fiscal 2024. The decrease in the SG&A ratio for the second quarter of fiscal 2025 was due to a favorable year-over-year impact from a prior year reserve related to a German COVID program receivable, partially offset by incremental store wage.
SG&A expenses, as a percentage of net sales, was 19.5% for the first six months of fiscal 2025, flat compared to the first six months of fiscal 2024. The SG&A ratio was flat for the first six months of fiscal 2025 due to a favorable year-over-year impact from a prior year reserve related to a German COVID program receivable, offset by incremental store wage.

Interest (Income) Expense, net
The components of interest (income) expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Interest expense	$20	$20	$39	$43
Capitalized interest	(0)	(1)	(0)	(2)
Interest (income)	(66)	(57)	(135)	(116)
Interest (income) expense, net	$(46)	$(38)	$(96)	$(75)
Interest (income) expense, net increased for both the second quarter of fiscal 2025 and first six months ended August 3,
2024 compared to the same periods in fiscal 2024, primarily due to an increase in interest income driven by an increase in prevailing rates and a higher average cash balance.
Provision for Income Taxes
In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. These rules did not have a material impact on our financial statements for the second quarter of fiscal 2025 and are not expected to materially increase our global tax costs on our fiscal 2025 financial statements. There remains uncertainty as to the final Pillar Two model rules. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.
The effective income tax rate was 25.1% for the second quarter of fiscal 2025 and 25.5% for the second quarter of fiscal 2024. The effective income tax rate was 24.1% for the first six months of fiscal 2025 and 25.8% for the first six months of fiscal 2024.This decrease in the effective income tax rate for both the second quarter and first six months of fiscal 2025 was primarily due to the increase in excess tax benefit from share-based compensation and the resolution of various tax matters.
Net Income and Diluted Earnings Per Share
Net income was $1.1 billion, or $0.96 per diluted share, and $1 billion, or $0.85 per diluted share, for the second quarter of fiscal 2025 and fiscal 2024, respectively. Net income was $2.2 billion, or $1.89 per diluted share, and $1.9 billion, or $1.62 per diluted share, for the first six months of fiscal 2025 and fiscal 2024, respectively.
Foreign currency had a neutral impact on diluted earnings per share for both the second quarter and the first six months of fiscal 2025. Foreign currency had a $0.01 negative impact on diluted earnings per share for both the second quarter and the first six month of fiscal 2024.
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
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$8,445	$7,903	$16,195	$15,269
Segment profit	$1,191	$1,084	$2,288	$2,112
Segment profit margin	14.1%	13.7%	14.1%	13.8%
Comp store sales	5%	8%	4%	7%
Stores in operation at end of period:
TJ Maxx			1,326	1,305
Marshalls			1,204	1,190
Sierra			101	83
Total			2,631	2,578
Selling square footage at end of period (in millions):
TJ Maxx			30	28
Marshalls			27	27
Sierra			1	1
Total			58	56
Net Sales
Net sales for Marmaxx were $8.4 billion for the second quarter of fiscal 2025, an increase of 7% compared to $7.9 billion for the second quarter of fiscal 2024. This increase in the second quarter reflects a 5% increase from comp store sales and a 2% increase from non-comp store sales.
Net sales for Marmaxx were $16.2 billion for the first six months of fiscal 2025, an increase of 6% compared to $15.3 billion for the first six months of fiscal 2024. This increase in the first six months reflects a 4% increase from comp store sales and a 2% increase from non-comp store sales.
For both the second quarter and first six months of fiscal 2025, the increase in comp store sales was driven by an increase in customer transactions. In addition, Marmaxx home comp store sales growth outperformed apparel comp store sales growth. Geographically, comp store sales growth was strongest in the West region for the second quarter and in the West and Midwest regions for the first six months of fiscal 2025.
Segment Profit Margin
Segment profit margin increased to 14.1% for the second quarter of fiscal 2025 compared to 13.7% for the same period last year. The increase in segment profit margin for the second quarter of fiscal 2025 was primarily driven by higher merchandise margin and expense leverage on higher comp store sales, partially offset by higher supply chain costs and incremental store wage. Merchandise margin reflects higher markon, partially offset by higher markdowns.
Segment profit margin increased to 14.1% for the first six months of fiscal 2025 compared to 13.8% for the same period last year. The increase in segment profit margin for the first six months of fiscal 2025 was primarily driven by higher merchandise margin which reflects higher markon. This was partially offset by higher supply chain costs and incremental store wage and payroll costs.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented less than 3% of Marmaxx’s net sales for both the second quarter and first six months of fiscal 2025 and fiscal 2024, and did not have a significant impact on year-over-year segment margin comparisons.

HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$2,101	$2,011	$4,180	$3,977
Segment profit	$191	$175	$389	$319
Segment profit margin	9.1%	8.7%	9.3%	8.0%
Comp store sales	2%	4%	3%	(2)%
Stores in operation at end of period:
HomeGoods			930	907
Homesense			62	49
Total			992	956
Selling square footage at end of period (in millions):
HomeGoods			17	17
Homesense			1	1
Total			18	18
Net Sales
Net sales for HomeGoods were $2.1 billion for the second quarter of fiscal 2025, an increase of 4%, compared to $2 billion for the second quarter of fiscal 2024. This increase in the second quarter reflects a 2% increase from comp store sales and a 2% increase from non-comp store sales.
Net sales for HomeGoods were $4.2 billion for the first six months of fiscal 2025, an increase of 5%, compared to $4 billion for the first six months of fiscal 2024. This increase in the first six months reflects a 3% increase from comp store sales and a 2% increase from non-comp store sales.
For both the second quarter and first six months of fiscal 2025, the increase in comp store sales was driven by an increase in customer transactions, partially offset by a decrease in average basket. Geographically, comp store sales growth was strongest in the West and Midwest regions for both the second quarter and first six months of fiscal 2025.
Segment Profit Margin
Segment profit margin increased to 9.1% for the second quarter of fiscal 2025 compared to 8.7% for the same period last year. This increase in segment profit margin for the second quarter of fiscal 2025 was primarily driven by higher merchandise margin which reflects lower freight costs, partially offset by incremental store wage and payroll costs.
Segment profit margin increased to 9.3% for the first six months of fiscal 2025 compared to 8.0% for the same period last year. This increase in segment profit margin for the first six months of fiscal 2025 was primarily driven by higher merchandise margin which reflects lower freight costs and higher markon. This was partially offset by incremental store wage and payroll costs and higher supply chain costs.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$1,244	$1,223	$2,357	$2,261
Segment profit	$187	$192	$324	$309
Segment profit margin	15.0%	15.7%	13.7%	13.7%
Comp store sales	2%	1%	3%	1%
Stores in operation at end of period:
Winners			304	299
HomeSense			160	154
Marshalls			108	106
Total			572	559
Selling square footage at end of period (in millions):
Winners			7	6
HomeSense			3	3
Marshalls			2	2
Total			12	11
Net Sales
Net sales for TJX Canada were $1.2 billion for the second quarter of fiscal 2025, an increase of 2%, compared to $1.2 billion for the second quarter of fiscal 2024. This increase in the second quarter reflects a 2% increase in comp store sales, a 2% increase in non-comp store sales, partially offset by a negative foreign currency exchange rate impact of 2%.
Net sales for TJX Canada were $2.4 billion for the first six months of fiscal 2025, an increase of 4%, compared to $2.3 billion for the first six months of fiscal 2024. This increase in the first six months reflects a 3% increase in comp store sales, a 3% increase in non-comp store sales, partially offset by a negative foreign currency exchange rate impact of 2%.
The increase in comp store sales for both the second quarter and first six months of fiscal 2025 was driven by an increase in customer transactions.
Segment Profit Margin
Segment profit margin decreased to 15.0% for the second quarter of fiscal 2025 compared to 15.7% for the same period last year. This decrease for the second quarter of fiscal 2025 was primarily driven by incremental store wage and payroll costs.
Segment profit margin was 13.7% for the first six months of fiscal 2025, flat compared to the same period last year. Segment profit margin was flat for the first six months of fiscal 2025 due to higher merchandise margin, offset by incremental store wage and payroll costs. Merchandise margin reflects lower freight costs, lower markdowns, and higher markon.

TJX International

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$1,678	$1,621	$3,215	$3,034
Segment profit	$73	$32	$134	$70
Segment profit margin	4.4%	2.0%	4.2%	2.3%
Comp store sales	1%	3%	2%	4%
Stores in operation at end of period:
TK Maxx			645	636
Homesense			77	79
TK Maxx Australia			84	76
Total			806	791
Selling square footage at end of period (in millions):
TK Maxx			13	13
Homesense			1	1
TK Maxx Australia			1	1
Total			15	15
Net Sales
Net sales for TJX International were $1.7 billion for the second quarter of fiscal 2025, an increase of 4%, compared to $1.6 billion for the second quarter of fiscal 2024. This increase in the second quarter reflects a 2% increase in non-comp store sales, a 1% increase in comp store sales and a positive foreign currency exchange rate impact of 1%.
Net sales for TJX International were $3.2 billion for the first six months of fiscal 2025, an increase of 6%, compared to $3 billion for the first six months of fiscal 2024. This increase in the first six months reflects a 3% increase in non-comp store sales, a 2% increase in comp store sales and a positive foreign currency exchange rate impact of 1%.
The increase in comp store sales for both the second quarter and first six months was driven by an increase in customer transactions, partially offset by a decrease in average basket.
E-commerce sales represented approximately 3% of TJX International’s net sales for both the second quarter and first six months of fiscal 2025 and fiscal 2024.
Segment Profit Margin
Segment profit margin increased to 4.4% for the second quarter of fiscal 2025 compared to 2.0% for the same period last year. Segment profit margin increased to 4.2% for the first six months of fiscal 2025 compared to 2.3% for the same period last year.
This increase for both the second quarter and first six months of fiscal 2025 was due to a favorable year-over-year impact from a prior year reserve related to a German COVID program receivable and higher merchandise margin, partially offset by the unfavorable impact of transactional foreign exchange and incremental store wage. Merchandise margin reflects higher markon and lower freight costs.

GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
General corporate expense	$220	$194	$373	$350
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for the second quarter of fiscal 2025 was primarily driven by unfavorable mark-to-market adjustments on fuel hedges and higher other administrative costs, partially offset by favorable mark-to-market adjustments on inventory hedges.
The increase in general corporate expense for the first six months of fiscal 2025 was primarily driven by higher other administrative costs.
ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of August 3, 2024, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended August 3, 2024, as described in Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs for the foreseeable future.
As of August 3, 2024, we held $5.3 billion in cash. Approximately $1.5 billion of our cash was held by our foreign subsidiaries with $877 million held in countries where we intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through August 3, 2024. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
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
Operating Activities
Operating activities resulted in net cash inflows of $2.4 billion for the six months ended August 3, 2024 and net cash inflows of $2.1 billion for the six months ended July 29, 2023.
Operating cash flows increased $280 million compared to fiscal 2024 primarily due to a $289 million increase in net income and $251 million change in merchandise inventories net of accounts payable. This was partially offset by a $218 million decrease in accrued expenses due to incentive compensation costs.
Investing Activities
Investing activities resulted in net cash outflows of $990 million for the six months ended August 3, 2024 and $819 million for the six months ended July 29, 2023. The cash outflows for both periods were driven by capital expenditures.
Investing activities in the first six months of fiscal 2025 primarily reflected property additions for store improvements and renovations, investments in our new stores, as well as investments in our distribution centers and offices, including information technology. We anticipate that capital spending for the full fiscal year 2025 will be approximately $2.0 billion to $2.1 billion.
On June 7, 2024, we announced that we have entered into a definitive agreement for a joint venture with Axo in which we will hold a 49% ownership stake, with respect to Axo’s off-price, physical store business in Mexico. We expect to close this investment during the third quarter of fiscal 2025.

On August 21, 2024, we announced that we entered into a definitive agreement to make an investment for a 35% ownership stake in privately held BFL, representing a non-controlling, minority position. The transaction, which is subject to customary closing conditions, is expected to close later this fiscal year.
We expect these investments to total approximately $0.5 billion, collectively.
We plan to fund these expenditures and investments with our existing cash balances and through internally generated funds.
Financing Activities
Financing activities resulted in net cash outflows of $1.7 billion for the first six months of fiscal 2025 and net cash outflows of $2.2 billion for the first six months of fiscal 2024. The cash outflows for both periods were primarily driven by equity repurchases and dividend payments.
Debt
The cash outflows in the first six months of fiscal 2024 were due to the repayment of our $500 million 2.500% ten-year Notes due May 2023 during the second quarter of fiscal 2024. For further information regarding long-term debt, see Note I – Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
Equity
Under our stock repurchase programs, we paid $1.1 billion to repurchase and retire 10.4 million shares of our stock in the first six months of fiscal 2025. During the second quarter of fiscal 2025, we completed stock repurchases representing all of the $1 billion that remained as of February 3, 2024 from the previously announced stock repurchase program. As of August 3, 2024, approximately $2.5 billion remained available under our existing stock repurchase program. We paid $1 billion to repurchase and retire 13.1 million shares of our stock in the first six months of fiscal 2024. We currently plan to repurchase approximately $2 billion to $2.5 billion of stock under our stock repurchase programs in fiscal 2025. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
Dividends
We declared quarterly dividends on our common stock of $0.375 per share for each of the quarters in the first six months of fiscal 2025 and $0.3325 per share for each of the quarters in the first six months of fiscal 2024. Cash payments for dividends on our common stock totaled $803 million for the first six months of fiscal 2025 and $725 million for the first six months of fiscal 2024.
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
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 3, 2024 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended August 3, 2024 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2025 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(c)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
May 5, 2024 through June 1, 2024	1,065,930	$98.88	1,065,930	$2,931,998,688
June 2, 2024 through July 6, 2024	2,219,663	$108.84	2,219,663	$2,690,400,889
July 7, 2024 through August 3, 2024	1,873,440	$112.95	1,873,440	$2,478,801,800
Total	5,159,033		5,159,033
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2024, we announced that our Board of Directors had approved a new stock repurchase program that authorized the repurchase of up to an additional $2.5 billion of our common stock from time to time. Under this program, we had approximately $2.5 billion available for repurchase as of August 3, 2024.
Item 5. Other Information
During the fiscal quarter ended August 3, 2024, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.
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
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2024, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: August 30, 2024
/s/ John Klinger
John Klinger, Chief Financial Officer
(Principal Financial and Accounting Officer)