Form 10-Q
period 2024-11-02
TJX COMPANIES INC /DE/
filed 2024-12-04
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 2, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of November 22, 2024: 1,124,158,029

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN MILLIONS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$14,063	$13,265	$40,010	$37,806
Cost of sales, including buying and occupancy costs	9,622	9,139	27,741	26,423
Selling, general and administrative expenses	2,748	2,578	7,814	7,375
Interest (income) expense, net	(43)	(41)	(139)	(116)
Income before income taxes	1,736	1,589	4,594	4,124
Provision for income taxes	439	398	1,128	1,053
Net income	$1,297	$1,191	$3,466	$3,071
Basic earnings per share	$1.15	$1.04	$3.07	$2.68
Weighted average common shares – basic	1,127	1,144	1,130	1,148
Diluted earnings per share	$1.14	$1.03	$3.03	$2.65
Weighted average common shares – diluted	1,141	1,158	1,144	1,161
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	November 2, 2024	October 28, 2023
Net income	$1,297	$1,191
Additions to other comprehensive (loss), net of tax:
Foreign currency translation adjustments, net of related tax benefits of $1 in fiscal 2025 and $4 in fiscal 2024	(15)	(102)
Reclassifications from other comprehensive (loss), net of tax, to net income:
Amortization of prior service cost and deferred gains, net of related tax provisions of $0.1 in fiscal 2025 and $0.2 in fiscal 2024	0	0
Other comprehensive (loss), net of tax	(15)	(102)
Total comprehensive income	$1,282	$1,089

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Net income	$3,466	$3,071
Additions to other comprehensive (loss), net of tax:
Foreign currency translation adjustments, net of related tax benefits of $4 in fiscal 2025 and $3 in fiscal 2024	(15)	(48)
Reclassifications from other comprehensive (loss), net of tax, to net income:
Amortization of prior service cost and deferred gains, net of related tax provisions of $0.1 in fiscal 2025 and $0.4 in fiscal 2024	0	1
Other comprehensive (loss), net of tax	(15)	(47)
Total comprehensive income	$3,451	$3,024
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN MILLIONS, EXCEPT SHARE AMOUNTS

	November 2, 2024	February 3, 2024	October 28, 2023
Assets
Current assets:
Cash and cash equivalents	$4,718	$5,600	$4,290
Accounts receivable, net	599	529	560
Merchandise inventories	8,371	5,965	8,285
Prepaid expenses and other current assets	546	511	535
Federal, state and foreign income taxes recoverable	118	59	136
Total current assets	14,352	12,664	13,806
Net property at cost	7,136	6,571	6,262
Non-current deferred income taxes, net	142	172	152
Operating lease right of use assets	9,570	9,396	9,289
Goodwill	95	95	94
Other assets	1,141	849	748
Total assets	$32,436	$29,747	$30,351
Liabilities
Current liabilities:
Accounts payable	$5,617	$3,862	$5,425
Accrued expenses and other current liabilities	4,714	4,870	4,482
Current portion of operating lease liabilities	1,642	1,620	1,682
Federal, state and foreign income taxes payable	44	99	51
Total current liabilities	12,017	10,451	11,640
Other long-term liabilities	1,002	924	908
Non-current deferred income taxes, net	172	148	133
Long-term operating lease liabilities	8,207	8,060	7,976
Long-term debt	2,865	2,862	2,861
Commitments and contingencies (See Note K)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,124,355,838; 1,133,586,545 and 1,140,732,746 respectively	1,124	1,134	1,141
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss) income	(547)	(532)	(653)
Retained earnings	7,596	6,700	6,345
Total shareholders’ equity	8,173	7,302	6,833
Total liabilities and shareholders’ equity	$32,436	$29,747	$30,351
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN MILLIONS

	Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023
Cash flows from operating activities:
Net income	$3,466	$3,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	795	712
Loss on property disposals and impairment charges	3	46
Deferred income tax provision	58	13
Share-based compensation	131	114
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(70)	1
(Increase) in merchandise inventories	(2,415)	(2,528)
(Increase) in income taxes recoverable	(59)	(17)
(Increase) in prepaid expenses and other current assets	(28)	(20)
Increase in accounts payable	1,760	1,666
(Decrease) increase in accrued expenses and other liabilities	(85)	161
(Decrease) in income taxes payable	(56)	(5)
(Decrease) increase in net operating lease liabilities	(7)	75
Other, net	(81)	(32)
Net cash provided by operating activities	3,412	3,257
Cash flows from investing activities:
Property additions	(1,404)	(1,280)
Purchase of equity investment	(192)	—
Purchases of investments	(29)	(22)
Sales and maturities of investments	18	21
Net cash (used in) investing activities	(1,607)	(1,281)
Cash flows from financing activities:
Repayment of debt	—	(500)
Payments for repurchase of common stock	(1,661)	(1,687)
Cash dividends paid	(1,226)	(1,105)
Proceeds from issuance of common stock	254	203
Other	(42)	(29)
Net cash (used in) financing activities	(2,675)	(3,118)
Effect of exchange rate changes on cash	(12)	(45)
Net (decrease) in cash and cash equivalents	(882)	(1,187)
Cash and cash equivalents at beginning of year	5,600	5,477
Cash and cash equivalents at end of period	$4,718	$4,290
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, August 3, 2024	1,128	$1,128	$—	$(532)	$7,186	$7,782
Net income	—	—	—	—	1,297	1,297
Other comprehensive (loss), net of tax	—	—	—	(15)	—	(15)
Cash dividends declared on common stock	—	—	—	—	(422)	(422)
Recognition of share-based compensation	—	—	47	—	—	47
Issuance of common stock under stock incentive plan and related tax effect	1	1	62	—	—	63
Common stock repurchased	(5)	(5)	(109)	—	(465)	(579)
Balance, November 2, 2024	1,124	$1,124	$—	$(547)	$7,596	$8,173

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, July 29, 2023	1,145	$1,145	$—	$(551)	$6,014	$6,608
Net income	—	—	—	—	1,191	1,191
Other comprehensive (loss), net of tax	—	—	—	(102)	—	(102)
Cash dividends declared on common stock	—	—	—	—	(380)	(380)
Recognition of share-based compensation	—	—	44	—	—	44
Issuance of common stock under stock incentive plan and related tax effect	3	3	119	—	—	122
Common stock repurchased	(7)	(7)	(163)	—	(480)	(650)
Balance, October, 28, 2023	1,141	$1,141	$—	$(653)	$6,345	$6,833
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Thirty-Nine Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, February 3, 2024	1,134	$1,134	$—	$(532)	$6,700	$7,302
Net income	—	—	—	—	3,466	3,466
Other comprehensive (loss), net of tax	—	—	—	(15)	—	(15)
Cash dividends declared on common stock	—	—	—	—	(1,271)	(1,271)
Recognition of share-based compensation	—	—	131	—	—	131
Issuance of common stock under stock incentive plan and related tax effect	5	5	207	—	—	212
Common stock repurchased	(15)	(15)	(338)	—	(1,299)	(1,652)
Balance, November 2, 2024	1,124	$1,124	$—	$(547)	$7,596	$8,173

	Thirty-Nine Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, January 28, 2023	1,155	$1,155	$—	$(606)	$5,815	$6,364
Net income	—	—	—	—	3,071	3,071
Other comprehensive (loss), net of tax	—	—	—	(47)	—	(47)
Cash dividends declared on common stock	—	—	—	—	(1,144)	(1,144)
Recognition of share-based compensation	—	—	114	—	—	114
Issuance of common stock under stock incentive plan and related tax effect	6	6	170	—	(1)	175
Common stock repurchased	(20)	(20)	(284)	—	(1,396)	(1,700)
Balance, October, 28, 2023	1,141	$1,141	$—	$(653)	$6,345	$6,833
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
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends February 1, 2025 (“fiscal 2025”) and is a 52-week fiscal year. Fiscal 2024 was a 53-week fiscal year. “Fiscal 2026” will be a 52-week fiscal year and will end January 31, 2026. “Fiscal 2027” will be a 52-week fiscal year and will end January 30, 2027.
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
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In millions	November 2, 2024	October 28, 2023
Balance, beginning of year	$773	$721
Deferred revenue	1,315	1,283
Effect of exchange rate changes on deferred revenue	(2)	(4)
Revenue recognized	(1,371)	(1,342)
Balance, end of period	$715	$658
TJX recognized $431 million in gift card revenue for the three months ended November 2, 2024 and $426 million for the three months ended October 28, 2023. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.
Equity Investment
On June 7, 2024, the Company announced that it entered into a definitive agreement for a joint venture with Grupo Axo, S.A.P.I de C.V. (“Axo”) in which TJX will hold a 49% ownership stake, with respect to Multibrand Outlet Stores S.A.P.I. de C.V. (“MOS”), Axo’s off-price, physical store business in Mexico. TJX has the option to increase its ownership interest in the joint venture over the long term. On September 3, 2024, TJX completed this investment for $192 million, which includes a purchase price of $179 million and acquisition costs of $13 million. This investment is accounted for under the equity method of accounting and recorded in Other assets on our Consolidated Balance Sheets.

On August 21, 2024, the Company announced that it entered into a definitive agreement to acquire a 35% ownership stake in privately held Brands for Less (“BFL”), representing a non-controlling, minority position. BFL currently operates over 100 stores, primarily in the UAE and Saudi Arabia, as well as an e-commerce business, and is the region’s only major off-price branded apparel, toys and home fashions retailer. During the fourth quarter of fiscal 2025, TJX completed this investment for a purchase price of $344 million. This investment will be accounted for under the equity method of accounting from the date of investment forward and will be recorded in Other assets on our Consolidated Balance Sheets.
TJX will report the results of its share of the investments with Axo and BFL on a one-quarter lag as their results are not expected to be available in time to be recorded in the concurrent period. TJX does not expect these investments to have a material impact on its fiscal 2025 results.
Leases
Supplemental cash flow information related to leases is as follows:

	Thirty-Nine Weeks Ended
In millions	November 2, 2024	October 28, 2023
Operating cash flows paid for operating leases	$1,575	$1,508
Lease liabilities arising from obtaining right of use assets	$1,503	$1,595
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
Improvements to Disaggregation of Income Statement Expenses
In November 2024, the FASB issued new guidance to enhance the disclosure of expenses by requiring further disaggregation of relevant expenses in a separate note to the financial statements. This standard is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this adoption on its consolidated financial statement disclosures and plans to adopt this standard for the fiscal 2028 Form 10-K.
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

Note B. Property at Cost
The following table presents the components of property at cost:

In millions	November 2, 2024	February 3, 2024	October 28, 2023
Land and buildings	$2,436	$2,179	$2,097
Leasehold costs and improvements	4,670	4,306	4,163
Furniture, fixtures and equipment	8,540	8,134	7,843
Total property at cost	$15,646	$14,619	$14,103
Less: accumulated depreciation and amortization	8,510	8,048	7,841
Net property at cost	$7,136	$6,571	$6,262
Depreciation expense was $265 million for the three months ended November 2, 2024 and $243 million for the three months ended October 28, 2023. Depreciation expense was $791 million for the nine months ended November 2, 2024 and $707 million for the nine months ended October 28, 2023.
Non-cash investing activities consist of accrued capital additions of $199 million and $168 million as of the periods ended November 2, 2024 and October 28, 2023, respectively.
Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income are recorded net of taxes. The following table details the changes in Accumulated other comprehensive (loss) income for the twelve months ended February 3, 2024 and the nine months ended November 2, 2024:

In millions and net of immaterial taxes	Foreign Currency Translation	Deferred Benefit Costs	Accumulated Other Comprehensive (Loss) Income
Balance, January 28, 2023	$(544)	$(62)	$(606)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	30	—	30
Recognition of net gains on benefit obligations, net of taxes	—	43	43
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	1	1
Balance, February 3, 2024	$(514)	$(18)	$(532)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	(15)	—	(15)
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	0	0
Balance, November 2, 2024	$(529)	$(18)	$(547)
Note D. Capital Stock and Earnings Per Share
Capital Stock
In February 2024, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $2.5 billion of TJX common stock from time to time. Under this program, TJX had approximately $1.9 billion available for repurchase as of November 2, 2024.

The following table provides share repurchases, excluding applicable excise tax:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Total number of shares repurchased and retired	5.0	7.2	15.4	20.4
Total cost(a)	$574	$650	$1,642	$1,700
(a) Prior year amounts are recast to conform with current year presentation and exclude applicable excise tax.
All shares repurchased under the stock repurchase programs have been retired. These expenditures were funded by cash generated from operations.
Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Amounts in millions, except per share amounts	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Basic earnings per share:
Net income	$1,297	$1,191	$3,466	$3,071
Weighted average common shares outstanding for basic earnings per share calculation	1,127	1,144	1,130	1,148
Basic earnings per share	$1.15	$1.04	$3.07	$2.68
Diluted earnings per share:
Net income	$1,297	$1,191	$3,466	$3,071
Weighted average common shares outstanding for basic earnings per share calculation	1,127	1,144	1,130	1,148
Assumed exercise/vesting of stock options and awards	14	14	14	13
Weighted average common shares outstanding for diluted earnings per share calculation	1,141	1,158	1,144	1,161
Diluted earnings per share	$1.14	$1.03	$3.03	$2.65
Cash dividends declared per share	$0.375	$0.3325	$1.125	$0.9975
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 4 million options excluded for the thirteen weeks and thirty-nine weeks ended November 2, 2024. There were 5 million such options excluded for the thirteen weeks and thirty-nine weeks ended October 28, 2023.
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

Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel fuel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing, and the resulting per mile surcharges payable by TJX, by setting a fixed price per gallon for the period being hedged. During fiscal 2024, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for fiscal 2025, and during the first nine months of fiscal 2025, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for the first nine months of fiscal 2026. The hedge agreements outstanding at November 2, 2024 relate to approximately 50% of TJX’s estimated notional diesel fuel requirements for the remainder of fiscal 2025 and the first nine months of fiscal 2026. These diesel fuel hedge agreements will settle throughout fiscal 2025 and throughout the first ten months of fiscal 2026. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in Cost of sales, including buying and occupancy costs. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at November 2, 2024 cover merchandise purchases the Company is committed to over the next several months in fiscal 2025. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. Merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for Euro denominated merchandise purchases from third-party vendors. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this excess exposure. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in Cost of sales, including buying and occupancy costs.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at November 2, 2024:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at November 2, 2024
Fair value hedges:
Intercompany balances, primarily debt:
	€78		£67	0.8546	Prepaid Exp	$1.3	$—	$1.3
A$	210	U.S.$	139	0.6637	Prepaid Exp	1.5	—	1.5
U.S.$	70		£55	0.7898	Prepaid Exp	1.3	—	1.3
	£100	U.S.$	127	1.2712	(Accrued Exp)	—	(2.3)	(2.3)
	€200	U.S.$	219	1.0970	Prepaid Exp / (Accrued Exp)	0.6	(0.2)	0.4
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.1M – 4.2M gal per month	Float on 3.1M – 4.2M gal per month		N/A	(Accrued Exp)	—	(16.3)	(16.3)
Intercompany billings in TJX International, primarily merchandise:
	€181		£151	0.8341	(Accrued Exp)	—	(1.2)	(1.2)
Merchandise purchase commitments:
C$	834	U.S.$	610	0.7318	Prepaid Exp	10.5	—	10.5
C$	33		€22	0.6636	Prepaid Exp / (Accrued Exp)	0.1	(0.0)	0.1
	£478	U.S.$	619	1.2960	Prepaid Exp / (Accrued Exp)	4.7	(3.5)	1.2
zł	524		£102	0.1951	Prepaid Exp / (Accrued Exp)	2.3	(0.1)	2.2
A$	92	U.S.$	62	0.6694	Prepaid Exp	1.2	—	1.2
U.S.$	127		€116	0.9114	Prepaid Exp / (Accrued Exp)	0.1	(1.4)	(1.3)
Total fair value of derivative financial instruments						$23.6	$(25.0)	$(1.4)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 3, 2024:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 3, 2024
Fair value hedges:
Intercompany balances, primarily debt:
	€78		£67	0.8622	Prepaid Exp / (Accrued Exp)	$0.1	$(0.1)	$0.0
A$	140	U.S.$	95	0.6751	Prepaid Exp	2.7	—	2.7
U.S.$	70		£55	0.7898	(Accrued Exp)	—	(0.2)	(0.2)
	£100	U.S.$	127	1.2727	Prepaid Exp	0.8	—	0.8
	€200	U.S.$	219	1.0969	Prepaid Exp / (Accrued Exp)	3.0	(0.3)	2.7
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.0M – 3.8M gal per month	Float on 3.0M– 3.8M gal per month		N/A	(Accrued Exp)	—	(7.2)	(7.2)
Intercompany billings in TJX International, primarily merchandise:
	€130		£112	0.8604	Prepaid Exp	0.9	—	0.9
Merchandise purchase commitments:
C$	668	U.S.$	495	0.7408	Prepaid Exp / (Accrued Exp)	1.4	(3.6)	(2.2)
C$	29		€20	0.6797	(Accrued Exp)	—	(0.3)	(0.3)
	£353	U.S.$	443	1.2549	Prepaid Exp / (Accrued Exp)	1.5	(5.0)	(3.5)
zł	508		£98	0.1930	Prepaid Exp / (Accrued Exp)	0.0	(3.1)	(3.1)
A$	82	U.S.$	55	0.6620	Prepaid Exp / (Accrued Exp)	0.8	(0.1)	0.7
U.S.$	109		€100	0.9191	Prepaid Exp / (Accrued Exp)	0.3	(1.0)	(0.7)
Total fair value of derivative financial instruments						$11.5	$(20.9)	$(9.4)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at October 28, 2023:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at October 28, 2023
Fair value hedges:
Intercompany balances, primarily debt:
	€60		£52	0.8738	(Accrued Exp)	$—	$(0.1)	$(0.1)
A$	150	U.S.$	104	0.6937	Prepaid Exp	8.4	—	8.4
U.S.$	69		£55	0.8010	(Accrued Exp)	—	(2.0)	(2.0)
	£150	U.S.$	186	1.2396	Prepaid Exp	3.9	—	3.9
	€200	U.S.$	220	1.1008	Prepaid Exp	7.8	—	7.8
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.0M – 3.8M gal per month	Float on 3.0M – 3.8M gal per month		N/A	Prepaid Exp	2.7	—	2.7
Intercompany billings in TJX International, primarily merchandise:
	€118		£102	0.8646	(Accrued Exp)	—	(1.1)	(1.1)
Merchandise purchase commitments:
C$	773	U.S.$	575	0.7440	Prepaid Exp	16.8	—	16.8
C$	35		€24	0.6826	Prepaid Exp / (Accrued Exp)	0.2	(0.1)	0.1
	£365	U.S.$	458	1.2537	Prepaid Exp / (Accrued Exp)	14.7	(0.1)	14.6
zł	581		£110	0.1900	(Accrued Exp)	—	(3.6)	(3.6)
A$	58	U.S.$	39	0.6677	Prepaid Exp	1.9	—	1.9
U.S.$	120		€110	0.9190	(Accrued Exp)	—	(3.2)	(3.2)
Total fair value of derivative financial instruments						$56.4	$(10.2)	$46.2
The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

		Amount of (Loss) Gain Recognized in Income by Derivative
	Location of (Loss) Gain Recognized in Income by Derivative	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions		November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Fair value hedges:
Intercompany balances, primarily debt	Selling, general and administrative expenses	$2	$26	$3	$29
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(6)	2	(22)	(6)
Intercompany billings in TJX International, primarily merchandise	Cost of sales, including buying and occupancy costs	4	(2)	5	2
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	1	49	15	27
Gain recognized in income		$1	$75	$1	$52

Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as exit price). The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In millions	November 2, 2024	February 3, 2024	October 28, 2023
Level 1
Assets:
Executive Savings Plan investments	$465.8	$405.7	$366.6
Level 2
Assets:
Foreign currency exchange contracts	$23.6	$11.5	$53.7
Diesel fuel contracts	—	—	2.7
Liabilities:
Foreign currency exchange contracts	$8.7	$13.7	$10.2
Diesel fuel contracts	16.3	7.2	—
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
The following table summarizes the carrying value and fair value estimates of our components of long-term debt:

	November 2, 2024		February 3, 2024		October 28, 2023
In Millions	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2
Long-term debt	$2,865	$2,640	$2,862	$2,630	$2,861	$2,470
For additional information on long-term debt, see Note I—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, whereas the majority of assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended November 2, 2024, February 3, 2024 and October 28, 2023, the Company did not record any material impairments to long-lived assets.

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
Presented below is financial information with respect to TJX’s business segments:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales:
In the United States:
Marmaxx	$8,438	$8,107	$24,633	$23,376
HomeGoods	2,355	2,208	6,535	6,185
TJX Canada	1,382	1,317	3,739	3,578
TJX International	1,888	1,633	5,103	4,667
Total net sales	$14,063	$13,265	$40,010	$37,806
Segment profit:
In the United States:
Marmaxx	$1,207	$1,134	$3,495	$3,246
HomeGoods	290	228	679	547
TJX Canada	209	223	533	532
TJX International	137	88	271	158
Total segment profit	1,843	1,673	4,978	4,483
General corporate expense	150	125	523	475
Interest (income) expense, net	(43)	(41)	(139)	(116)
Income before income taxes	$1,736	$1,589	$4,594	$4,124

Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In millions	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Service cost	$8	$8	$1	$1
Interest cost	17	18	1	2
Expected return on plan assets	(21)	(20)	—	—
Amortization of net actuarial loss and prior service cost/(credit)	(0)	0	0	0
Total expense	$4	$6	$2	$3

	Funded Plan		Unfunded Plan
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Service cost	$24	$25	$2	$2
Interest cost	53	54	4	5
Expected return on plan assets	(60)	(60)	—	—
Amortization of net actuarial loss and prior service cost/(credit)	(1)	0	1	1
Total expense	$16	$19	$7	$8
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

Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt as of November 2, 2024, February 3, 2024 and October 28, 2023. All amounts are net of unamortized debt discounts.

In millions and net of immaterial unamortized debt discounts	November 2, 2024	February 3, 2024	October 28, 2023
General corporate debt:
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount)	$998	$998	$998
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount)	500	499	499
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount)	496	496	496
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount)	500	500	500
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount)	383	383	383
Total debt	2,877	2,876	2,876
Debt issuance costs	(12)	(14)	(15)
Long-term debt	$2,865	$2,862	$2,861
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
Under these credit facilities, the Company has maintained a borrowing capacity of $1.5 billion. As of November 2, 2024, February 3, 2024 and October 28, 2023, and during the quarters and year then ended, there were no amounts outstanding under these facilities. Each of these facilities require TJX to maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (EBITDAR) of not more than 3.50 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
In addition, as of November 2, 2024, February 3, 2024 and October 28, 2023, TJX Canada had two credit lines, a C$10 million facility for operating expenses and a C$10 million letter of credit facility. As of November 2, 2024, February 3, 2024 and October 28, 2023, and during the quarters and year then ended, there were no amounts outstanding on the Canadian credit line for operating expenses. As of November 2, 2024, February 3, 2024 and October 28, 2023, the Company’s European business at TJX International had a credit line of £5 million. As of November 2, 2024, February 3, 2024 and October 28, 2023, and during the quarters and year then ended, there were no amounts outstanding on the European credit line.

Note J. Income Taxes
In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. Considering we do not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules did not have a material impact on our financial statements for the third quarter or the first nine months of fiscal 2025 and are not expected to materially increase our global tax costs on our fiscal 2025 financial statements. There remains uncertainty as to the final Pillar Two model rules. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.
The effective income tax rate was 25.3% for the third quarter of fiscal 2025 and 25.0% for the third quarter of fiscal 2024. The increase in the effective income tax rate in the third quarter of fiscal 2025 was primarily due to the decrease in excess tax benefit from share-based compensation, partially offset by the resolution of various tax matters.
TJX had net unrecognized tax benefits of $203 million as of November 2, 2024, $228 million as of February 3, 2024 and $266 million as of October 28, 2023.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties on the Consolidated Balance Sheets were $27 million as of November 2, 2024, $32 million as of February 3, 2024 and $42 million as of October 28, 2023.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the Consolidated Financial Statements as of November 2, 2024. During the next twelve months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by up to $23 million, which would reduce the provision for taxes on earnings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended November 2, 2024
Compared to
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
RESULTS OF OPERATIONS
As an overview of our financial performance, results for the quarter ended November 2, 2024 include the following:
–Net sales increased 6% to $14.1 billion for the third quarter of fiscal 2025 versus last year’s third quarter sales of $13.3 billion. As of November 2, 2024, both the number of stores in operation and the selling square footage increased 2% compared to the end of the third quarter of fiscal 2024.
–Consolidated comp store sales increased 3% for the third quarter of fiscal 2025. See Net Sales below for our definition of comp store sales.
–Diluted earnings per share for the third quarter of fiscal 2025 were $1.14 versus $1.03 in the third quarter of fiscal 2024.
–Pre-tax profit margin (the ratio of pre-tax income to net sales) for the third quarter of fiscal 2025 was 12.3%, a 0.3 percentage point increase compared with 12.0% in the third quarter of fiscal 2024.
–Our cost of sales, including buying and occupancy costs, ratio for the third quarter of fiscal 2025 was 68.4%, a 0.5 percentage point decrease compared with 68.9% in the third quarter of fiscal 2024.
–Our selling, general and administrative (“SG&A”) expense ratio for the third quarter of fiscal 2025 was 19.5%, a 0.1 percentage point increase compared with 19.4% in the third quarter of fiscal 2024.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were down 2% at the end of the third quarter of fiscal 2025 compared to the third quarter of fiscal 2024.
–During the third quarter of fiscal 2025, we returned $997 million to our shareholders through share repurchases and dividends.
–We announced that we plan to enter Spain with our TK Maxx banner in fiscal 2027.
Equity Investments
On June 7, 2024, we announced that we entered into a definitive agreement for a joint venture with Grupo Axo, S.A.P.I de C.V. (“Axo”) to hold a 49% ownership stake in Multibrand Outlet Stores S.A.P.I. de C.V. (“MOS”), Axo’s off-price, physical store business in Mexico. We have the option to increase our ownership interest in the joint venture over the long term. On September 3, 2024, we completed this investment for $192 million, which includes a purchase price of $179 million and acquisition costs of $13 million. This investment is accounted for under the equity method of accounting.
On August 21, 2024, we announced that we entered into a definitive agreement to acquire a 35% ownership stake in privately held Brands for Less (“BFL”), representing a non-controlling, minority position. BFL currently operates over 100 stores, primarily in the UAE and Saudi Arabia, as well as an e-commerce business, and is the region’s only major off-price branded apparel, toys and home fashions retailer. During the fourth quarter of fiscal 2025, we completed this investment for a purchase price of $344 million. This investment will be accounted for under the equity method of accounting from the date of investment forward.

We will report the results of our share of the investments with Axo and BFL on a one-quarter lag as their results are not expected to be available in time to be recorded in the concurrent period. We do not expect these investments to have a material impact on our fiscal 2025 results.
Recent Events and Trends
Global Economic Conditions and Industry Trends
We continue to closely monitor changes in international trade relations, economic and monetary policies, or legislation and regulations including those related to tariffs on imports from China and other countries, which could adversely impact the global economy and our operating results. In particular, the potential impact on our direct imports, vendor and competitor pricing, consumer demand and tariff pass-throughs remains uncertain.
Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	68.4	68.9	69.3	69.9
Selling, general and administrative expenses	19.5	19.4	19.5	19.5
Interest (income) expense, net	(0.3)	(0.3)	(0.3)	(0.3)
Income before income taxes*	12.3%	12.0%	11.5%	10.9%
*Figures may not foot due to rounding.
Net Sales
Net sales for the quarter ended November 2, 2024 totaled $14.1 billion, a 6% increase versus third quarter fiscal 2024 net sales of $13.3 billion. This increase reflects a 3% increase in comp store sales, a 2% increase from non-comp store sales and a 1% positive foreign currency exchange rate impact. Net sales from our e-commerce sites combined amounted to less than 2% of total sales for each of the third quarters of fiscal 2025 and fiscal 2024.
Net sales for the nine months ended November 2, 2024 totaled $40.0 billion, a 6% increase versus net sales of $37.8 billion for the first nine months fiscal 2024. This increase reflects a 3% increase in comp store sales, a 3% increase from non-comp store sales and a neutral foreign currency exchange rate impact. Net sales from our e-commerce sites combined amounted to less than 2% of total sales for each of the first nine months of fiscal 2025 and fiscal 2024.
Comp store sales increased 3% for the third quarter of fiscal 2025 and increased 6% for the third quarter of fiscal 2024. Comp store sales increased 3% for the first nine months of fiscal 2025 and increased 5% for the first nine months of fiscal 2024. While both home comp store sales growth (as defined below) and apparel comp store sales growth (as defined below) were positive, home comp store sales growth outperformed apparel comp store sales growth for both the third quarter and the first nine months of fiscal 2025. Comp store sales for the third quarter of fiscal 2025 were driven by an increase in customer transactions, partially offset by a decrease in average basket. Comp store sales for the first nine months of fiscal 2025 were driven by an increase in customer transactions.
As of November 2, 2024, both our store count and selling square footage increased 2% compared to the end of the third quarter last year.
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 68.4% for the third quarter of fiscal 2025, a decrease of 0.5 percentage points compared to 68.9% for the third quarter of fiscal 2024. The decrease in the cost of sales ratio, including buying and occupancy costs, for the third quarter of fiscal 2025 was attributable to higher merchandise margin due to higher markon, partially offset by the unfavorable year-over-year impacts related to the mark-to-market adjustment on inventory hedges.

Cost of sales, including buying and occupancy costs, as a percentage of net sales was 69.3% for the first nine months of fiscal 2025, a decrease of 0.6 percentage points compared to 69.9% for the first nine months of fiscal 2024. The decrease in the cost of sales ratio, including buying and occupancy costs, for the first nine months of fiscal 2025 was attributable to higher merchandise margin due to higher markon and lower freight costs, partially offset by higher supply chain costs.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, was 19.5% for the third quarter of fiscal 2025, an increase of 0.1 percentage points compared to 19.4% for the third quarter of fiscal 2024. The increase in the SG&A ratio for the third quarter of fiscal 2025 was due to incremental store wage and payroll costs, partially offset by the year-over-year benefit from closing HomeGoods’ e-commerce business last year.
SG&A expenses, as a percentage of net sales, was 19.5% for the first nine months of fiscal 2025, flat compared to the first nine months of fiscal 2024. The SG&A ratio was flat for the first nine months of fiscal 2025 due to a favorable year-over-year impact from a prior year reserve related to a German COVID program receivable and the year-over-year benefit from closing HomeGoods’ e-commerce business last year, offset by incremental store wage and payroll costs.
Interest (Income) Expense, net
The components of interest (income) expense, net are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Interest expense	$20	$20	$59	$63
Capitalized interest	—	(1)	(0)	(3)
Interest (income)	(63)	(60)	(198)	(176)
Interest (income) expense, net	$(43)	$(41)	$(139)	$(116)
Interest (income) expense, net increased for both the third quarter of fiscal 2025 and first nine months ended November 2, 2024 compared to the same periods in fiscal 2024 due to an increase in interest income driven by higher average cash balances.
Provision for Income Taxes
In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently, multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. These rules did not have a material impact on our financial statements for the third quarter or the first nine months of fiscal 2025 and are not expected to materially increase our global tax costs on our fiscal 2025 financial statements. There remains uncertainty as to the final Pillar Two model rules. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions we operate in.
The effective income tax rate was 25.3% for the third quarter of fiscal 2025 and 25.0% for the third quarter of fiscal 2024. The effective income tax rate was 24.6% for the first nine months of fiscal 2025 and 25.5% for the first nine months of fiscal 2024. This increase in the effective income tax rate for the third quarter and the decrease in the effective income tax rate for the first nine months of fiscal 2025 were primarily due to the impact of excess tax benefit from share-based compensation and the resolution of various tax matters.
Net Income and Diluted Earnings Per Share
Net income was $1.3 billion, or $1.14 per diluted share, and $1.2 billion, or $1.03 per diluted share, for the third quarter of fiscal 2025 and fiscal 2024, respectively. Foreign currency had a $0.01 positive impact on diluted earnings per share for the third quarter of fiscal 2025 and a $0.02 positive impact on diluted earnings per share for the third quarter of fiscal 2024.
Net income was $3.5 billion, or $3.03 per diluted share, and $3.1 billion, or $2.65 per diluted share, for the first nine months of fiscal 2025 and fiscal 2024, respectively. Foreign currency had a $0.01 positive impact on diluted earnings per share for the first nine months of fiscal 2025 and the first nine month of fiscal 2024.

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
Presented below is selected financial information related to our business segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$8,438	$8,107	$24,633	$23,376
Segment profit	$1,207	$1,134	$3,495	$3,246
Segment profit margin	14.3%	14.0%	14.2%	13.9%
Comp store sales	2%	7%	3%	7%
Stores in operation at end of period:
TJ Maxx			1,331	1,317
Marshalls			1,219	1,196
Sierra			109	90
Total			2,659	2,603
Selling square footage at end of period (in millions):
TJ Maxx			30	29
Marshalls			27	27
Sierra			1	1
Total			58	57
Net Sales
Net sales for Marmaxx were $8.4 billion for the third quarter of fiscal 2025, an increase of 4% compared to $8.1 billion for the third quarter of fiscal 2024. This increase in the third quarter reflects a 2% increase from comp store sales and a 2% increase from non-comp store sales.
Net sales for Marmaxx were $24.6 billion for the first nine months of fiscal 2025, an increase of 5% compared to $23.4 billion for the first nine months of fiscal 2024. This increase in the first nine months reflects a 3% increase from comp store sales and a 2% increase from non-comp store sales.
For the third quarter, the increase in comp store sales was driven by an increase in customer transactions, partially offset by average basket. For the first nine months of fiscal 2025, the increase in comp store sales was driven by an increase in customer transactions. While both Marmaxx home and apparel comp store sales growth were positive, home comp store sales growth outperformed apparel comp store sales growth for both the third quarter and the first nine months of fiscal 2025. Geographically, comp store sales growth was strongest in the West region for both the third quarter and the first nine months of fiscal 2025.
Segment Profit Margin
Segment profit margin increased to 14.3% for the third quarter of fiscal 2025 compared to 14.0% for the same period last year. The increase in segment profit margin for the third quarter of fiscal 2025 was primarily driven by higher merchandise margin, partially offset by incremental store wage and payroll costs and expense deleverage on occupancy and administrative costs. Merchandise margin reflects higher markon and lower freight costs.
Segment profit margin increased to 14.2% for the first nine months of fiscal 2025 compared to 13.9% for the same period last year. The increase in segment profit margin for the first nine months of fiscal 2025 was primarily driven by higher merchandise margin, partially offset by incremental store wage and payroll costs and higher supply chain costs. Merchandise margin reflects higher markon and lower freight costs.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented less than 3% of Marmaxx’s net sales for both the third quarter and first nine months of fiscal 2025 and fiscal 2024, and did not have a significant impact on year-over-year segment margin comparisons.

HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$2,355	$2,208	$6,535	$6,185
Segment profit	$290	$228	$679	$547
Segment profit margin	12.3%	10.3%	10.4%	8.8%
Comp store sales	3%	9%	3%	2%
Stores in operation at end of period:
HomeGoods			941	914
Homesense			67	54
Total			1,008	968
Selling square footage at end of period (in millions):
HomeGoods			17	17
Homesense			2	1
Total			19	18
Net Sales
Net sales for HomeGoods were $2.4 billion for the third quarter of fiscal 2025, an increase of 7%, compared to $2.2 billion for the third quarter of fiscal 2024. This increase in the third quarter reflects a 4% increase from non-comp store sales and a 3% increase from comp store sales.
Net sales for HomeGoods were $6.5 billion for the first nine months of fiscal 2025, an increase of 6%, compared to $6.2 billion for the first nine months of fiscal 2024. This increase in the first nine months reflects a 3% increase from comp store sales and a 3% increase from non-comp store sales.
For both the third quarter and first nine months of fiscal 2025, the increase in comp store sales was driven by an increase in customer transactions, partially offset by a decrease in average basket. Geographically, comp store sales growth was strongest in the West for the third quarter of fiscal 2025 and in the West and Midwest regions for the first nine months of fiscal 2025.
Segment Profit Margin
Segment profit margin increased to 12.3% for the third quarter of fiscal 2025 compared to 10.3% for the same period last year. This increase in segment profit margin for the third quarter of fiscal 2025 was primarily driven by the year-over-year benefit from closing HomeGoods’ e-commerce business last year.
Segment profit margin increased to 10.4% for the first nine months of fiscal 2025 compared to 8.8% for the same period last year. This increase in segment profit margin for the first nine months of fiscal 2025 was primarily driven by higher merchandise margin and the year-over-year benefit from closing HomeGoods’ e-commerce business last year, partially offset by incremental store wage and payroll costs. Merchandise margin reflects lower freight costs and higher markon.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$1,382	$1,317	$3,739	$3,578
Segment profit	$209	$223	$533	$532
Segment profit margin	15.1%	16.9%	14.3%	14.9%
Comp store sales	2%	3%	3%	2%
Stores in operation at end of period:
Winners			307	302
HomeSense			160	157
Marshalls			109	106
Total			576	565
Selling square footage at end of period (in millions):
Winners			7	7
HomeSense			3	3
Marshalls			2	2
Total			12	12
Net Sales
Net sales for TJX Canada were $1.4 billion for the third quarter of fiscal 2025, an increase of 5%, compared to $1.3 billion for the third quarter of fiscal 2024. This increase in the third quarter reflects a 4% increase in non-comp store sales, a 2% increase in comp store sales, partially offset by a negative foreign currency exchange rate impact of 1%.
Net sales for TJX Canada were $3.7 billion for the first nine months of fiscal 2025, an increase of 4%, compared to $3.6 billion for the first nine months of fiscal 2024. This increase in the first nine months reflects a 3% increase in comp store sales, a 3% increase in non-comp store sales, partially offset by a negative foreign currency exchange rate impact of 2%.
The increase in comp store sales for the third quarter of fiscal 2025 was driven by an increase in customer transactions, partially offset by a decrease in average basket. The increase in comp store sales for the first nine months of fiscal 2025 was driven by an increase in customer transactions.
Segment Profit Margin
Segment profit margin decreased to 15.1% for the third quarter of fiscal 2025 compared to 16.9% for the same period last year. This decrease for the third quarter of fiscal 2025 was primarily driven by lower merchandise margin, the unfavorable year-over-year impact related to an insurance claim recovery last year and third-party storage facility exit costs this year. Merchandise margin reflects lower markon and higher freight costs as a result of the Canada rail shutdown.
Segment profit margin decreased to 14.3% for the first nine months of fiscal 2025, compared to 14.9% for the same period last year. This decrease for the first nine months of fiscal 2025 primarily driven by incremental store wage and payroll costs, the unfavorable year-over-year impact related to an insurance claim recovery last year and third-party storage facility exit costs this year. These were partially offset by favorable supply chain costs.

TJX International

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$1,888	$1,633	$5,103	$4,667
Segment profit	$137	$88	$271	$158
Segment profit margin	7.3%	5.4%	5.3%	3.4%
Comp store sales	7%	1%	4%	3%
Stores in operation at end of period:
TK Maxx			653	641
Homesense			77	79
TK Maxx Australia			84	78
Total			814	798
Selling square footage at end of period (in millions):
TK Maxx			13	13
Homesense			1	1
TK Maxx Australia			1	1
Total			15	15
Net Sales
Net sales for TJX International were $1.9 billion for the third quarter of fiscal 2025, an increase of 16%, compared to $1.6 billion for the third quarter of fiscal 2024. This increase in the third quarter reflects a 7% increase in comp store sales, a positive foreign currency exchange rate impact of 5% and a 4% increase in non-comp store sales.
Net sales for TJX International were $5.1 billion for the first nine months of fiscal 2025, an increase of 9%, compared to $4.7 billion for the first nine months of fiscal 2024. This increase in the first nine months reflects a 4% increase in comp store sales, a 3% increase in non-comp store sales and a positive foreign currency exchange rate impact of 2%.
The increase in comp store sales for both the third quarter and first nine months was driven by an increase in customer transactions.
E-commerce sales represented less than 4% of TJX International’s net sales for both the third quarter and first nine months of fiscal 2025 and fiscal 2024.
Segment Profit Margin
Segment profit margin increased to 7.3% for the third quarter of fiscal 2025 compared to 5.4% for the same period last year. This increase for the third quarter of fiscal 2025 was primarily due to favorable occupancy costs, the favorable impact of transactional foreign exchange, and expense leverage on the higher comp store sales.
Segment profit margin increased to 5.3% for the first nine months of fiscal 2025 compared to 3.4% for the same period last year. This increase for the first nine months of fiscal 2025 was due to a favorable year-over-year impact from a prior year reserve related to a German COVID program receivable, higher merchandise margin and favorable occupancy costs, partially offset by incremental store wage. Merchandise margin reflects higher markon and lower markdowns.

GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
General corporate expense	$150	$125	$523	$475
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our business segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for the third quarter of fiscal 2025 was primarily driven by unfavorable year-over-year impacts related to the mark-to-market adjustments on inventory hedges.
The increase in general corporate expense for the first nine months of fiscal 2025 was primarily driven by higher other administrative costs and the unfavorable year-over-year impacts related to the mark-to-market adjustments on inventory hedges and fuel hedges.
ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of November 2, 2024, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended November 2, 2024, as described in Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs for the foreseeable future.
As of November 2, 2024, we held $4.7 billion in cash. Approximately $1.7 billion of our cash was held by our foreign subsidiaries with $956 million held in countries where we intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through November 2, 2024. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
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
Operating Activities
Operating activities resulted in net cash inflows of $3.4 billion for the nine months ended November 2, 2024 and net cash inflows of $3.3 billion for the nine months ended October 28, 2023.
Operating cash flows increased $155 million compared to fiscal 2024 primarily due to a $395 million increase in net income, partially offset by a $246 million decrease in accrued expenses primarily due to incentive compensation costs.
Investing Activities
Investing activities resulted in net cash outflows of $1.6 billion for the nine months ended November 2, 2024 and $1.3 billion for the nine months ended October 28, 2023. The cash outflows for both periods were driven by capital expenditures. In addition, the first nine months of fiscal 2025 includes the purchase of an equity method investment.
Capital expenditures in the first nine months of fiscal 2025 primarily reflected store improvements and renovations, investments in our new stores, as well as investments in our distribution centers and offices, including information technology. We anticipate that capital spending for the full fiscal year 2025 will be approximately $2.0 billion to $2.1 billion.

On June 7, 2024, we announced that we entered into a definitive agreement for a joint venture with Axo to hold a 49% ownership stake in MOS, Axo’s off-price, physical store business in Mexico. We and Axo both expect to make additional future investments in the joint venture to support the expected growth of the business. We have the option to increase our ownership interest in the joint venture over the long term. On September 3, 2024, we completed this investment for $192 million, which includes a purchase price of $179 million and acquisition costs of $13 million.
On August 21, 2024, we announced that we entered into a definitive agreement to make an investment for a 35% ownership stake in privately held BFL, representing a non-controlling, minority position. During the fourth quarter of fiscal 2025, we completed this investment for a purchase price of $344 million.
We funded these expenditures and investments with our existing cash balances and through internally generated funds.
Financing Activities
Financing activities resulted in net cash outflows of $2.7 billion for the first nine months of fiscal 2025 and net cash outflows of $3.1 billion for the first nine months of fiscal 2024. The cash outflows for both periods were primarily driven by equity repurchases and dividend payments.
Debt
The cash outflows in the first nine months of fiscal 2024 were due to the repayment of our $500 million 2.500% ten-year Notes due May 2023 during the second quarter of fiscal 2024. For further information regarding long-term debt, see Note I – Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
Equity
Under our stock repurchase programs, we paid $1.7 billion to repurchase and retire 15.4 million shares of our stock in the first nine months of fiscal 2025. During the second quarter of fiscal 2025, we completed stock repurchases representing all of the $1 billion that remained as of February 3, 2024 from the previously announced stock repurchase program. As of November 2, 2024, approximately $1.9 billion remained available under our existing stock repurchase program. We paid $1.7 billion to repurchase and retire 20.3 million shares of our stock in the first nine months of fiscal 2024. We currently plan to repurchase approximately $2.25 billion to $2.5 billion of stock under our stock repurchase programs in fiscal 2025. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
Dividends
We declared quarterly dividends on our common stock of $0.375 per share for each of the quarters in the first nine months of fiscal 2025 and $0.3325 per share for each of the quarters in the first nine months of fiscal 2024. Cash payments for dividends on our common stock totaled $1.2 billion for the first nine months of fiscal 2025 and $1.1 billion for the first nine months of fiscal 2024.
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements”. These forward-looking statements generally can be identified by the use of words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "seek," "should," "will," "would," or any variations of these words or other words with similar meanings. These forward-looking statements address various matters that we intend, expect, or believe may occur in the future, including, among others, statements regarding the Company's anticipated operating and financial performance, business plans and prospects, investments, anticipated dividends and share repurchases, and plans with respect to long-term indebtedness. Each forward-looking statement is inherently subject to risks, uncertainties and potentially inaccurate assumptions that could cause actual results to differ materially from those expressed or implied by such statement. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. Applicable risks and uncertainties include, among others: execution of buying strategy and inventory management; customer trends and preferences; competition; various marketing efforts; operational and business expansion; management of large size and scale; merchandise sourcing and transport; data security and maintenance and development of information technology systems; labor costs and workforce challenges; personnel recruitment, training and retention; corporate and retail banner reputation; evolving corporate governance and public disclosure regulations and expectations with respect to environmental, social and governance matters; expanding international operations; fluctuations in quarterly operating results and market expectations; inventory or asset loss; cash flow; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; real estate activities; economic conditions and consumer spending; market instability; severe weather, serious disruptions or catastrophic events; disproportionate impact of disruptions during this fiscal year; commodity availability and pricing; fluctuations in currency exchange rates; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal proceedings and other legal or regulatory matters; quality, safety and other issues with our merchandise; tax matters; and other factors that may be described in our filings with the Securities and Exchange Commission (the “SEC”), including our most recent Annual Report on Form 10-K filed with the SEC. We caution investors, potential investors and others not to place considerable reliance on the forward-looking statements contained in this Form 10-Q. You are encouraged to read any further disclosures we may make in our future reports to the SEC, available at www.sec.gov, on our website, or otherwise. The forward-looking statements in this report speak only as of the date of this Form 10-Q, and we undertake no obligation to update or revise any of these statements, even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized. Our business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024.
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 2, 2024 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
Effective September 30, 2024, we implemented a new treasury management system to simplify and standardize our global treasury process while aimed at enhancing the control environment surrounding the Company's treasury related activities. Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended November 2, 2024 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2025 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
August 4, 2024 through August 31, 2024	827,558	$113.71	827,558	$2,384,700,434
September 1, 2024 through October 5, 2024	2,210,950	$117.51	2,210,950	$2,124,902,644
October 6, 2024 through November 2, 2024	1,925,050	$114.59	1,925,050	$1,904,302,038
Total	4,963,558		4,963,558
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2024, we announced that our Board of Directors had approved a new stock repurchase program that authorized the repurchase of up to an additional $2.5 billion of our common stock from time to time. Under this program, we had approximately $1.9 billion available for repurchase as of November 2, 2024.
Item 5. Other Information
During the fiscal quarter ended November 2, 2024, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3.1	By-laws as amended and restated through September 18, 2024	8-K	3.1	9/23/2024
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2024, formatted in Inline XBRL (included in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: December 4, 2024
/s/ John Klinger
John Klinger, Chief Financial Officer
(Principal Financial and Accounting Officer)