Form 10-K
period 2025-02-01
TJX COMPANIES INC /DE/
filed 2025-04-02
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended February 1, 2025
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on August 3, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $128 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 1,117,100,487 shares of the registrant’s common stock, $1.00 par value, outstanding as of March 21, 2025.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on June 10, 2025 (Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2024 Annual Report to Shareholders contain “forward-looking statements”. These forward-looking statements generally can be identified by the use of words such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “strive,” “target,” “will,” and “would,” or any variations of these words or other words with similar meanings. These forward-looking statements address various matters that we intend, expect or believe may occur in the future, including, among others, some of the statements in this Form 10-K under Item 1, “Business,” Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” relating to, among other things: the Company's anticipated operating and financial performance, business plans and prospects, investments, the availability of merchandise, execution of our business model, payment of dividends, plans for future stock repurchases, future use and availability of cash and cash equivalents, expected capital expenditures, trends in demand for our products, the impact of foreign exchange rates, expectations with respect to future store openings, and the impact of fuel resources and supply chain on our inventory flow and financial performance and plans with respect to long-term indebtedness. Each forward-looking statement contained in this Form 10-K and our Annual Report to Shareholders is inherently subject to risks, uncertainties and potentially inaccurate assumptions that could cause actual results to differ materially from those expressed or implied by such statement.
We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. Applicable risks and uncertainties include, among others: execution of buying strategy and inventory management; customer trends and preferences; competition; various marketing efforts; operational and business expansion; management of large size and scale; merchandise sourcing and transport; international trade and tariff policies; data security and maintenance and development of information technology systems; labor costs and workforce challenges; personnel recruitment, training and retention; corporate and retail banner reputation; evolving corporate governance and public disclosure regulations and expectations with respect to environmental, social and governance matters; expanding international operations; fluctuations in quarterly and annual operating results and market expectations; inventory or asset loss; cash flow; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; real estate activities; economic conditions and consumer spending; market instability; severe weather, serious disruptions or catastrophic events; disproportionate impact of disruptions during this fiscal year; commodity availability and pricing; fluctuations in currency exchange rates; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal proceedings and other legal or regulatory matters; quality, safety and other issues with our merchandise; tax matters; and other factors set forth under Item 1A of this Form 10-K, as well as the other information we file with the Securities and Exchange Commission (“SEC”).
We caution investors, potential investors and others not to place considerable reliance on the forward-looking statements contained in this Form 10-K and our 2024 Annual Report to Shareholders. You are encouraged to read any further disclosures we may make in our future reports to the SEC, available at www.sec.gov, on our website, or otherwise.
Our forward-looking statements in this Form 10-K and our 2024 Annual Report to Shareholders speak only as of the dates on which they are made, and we undertake no obligation to update or revise any of these statements, even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized. Our business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.

The TJX Companies, Inc.

PART I
ITEM 1. Business
BUSINESS OVERVIEW
The TJX Companies, Inc. (together with its subsidiaries, “TJX,” the “Company,” “we,” or “our”) is the leading off-price apparel and home fashions retailer in the United States and worldwide. We have over 5,000 stores and six branded e-commerce sites that offer a rapidly changing assortment of quality, fashionable, brand name and designer merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day.
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
In this report, fiscal 2025 means the 52-week fiscal year ended February 1, 2025; fiscal 2024 means the 53-week fiscal year ended February 3, 2024 and fiscal 2023 means the 52-week fiscal year ended January 28, 2023. Fiscal 2026 means the 52-week fiscal year ending January 31, 2026. Unless otherwise indicated, all store information in this Item 1 is as of February 1, 2025, and references to store square footage are to gross square feet.
Our Businesses
We operate our business in four segments: Marmaxx and HomeGoods, both in the U.S., TJX Canada and TJX International, including Europe and Australia. In addition to our four segments, we operate the Sierra business. The results of Sierra are included with the Marmaxx segment.
MARMAXX
Our TJ Maxx and Marshalls chains in the United States (“Marmaxx”) are collectively the largest off-price retailer in the United States with a total of 2,563 stores. We founded TJ Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear), accessories (including beauty and jewelry), home fashions (including home basics, decorative accessories and giftware), and other merchandise. We primarily differentiate TJ Maxx and Marshalls through different product assortment, including an expanded assortment of jewelry and accessories and a high-end designer department called The Runway at TJ Maxx and a full line of footwear and a broader men’s offering at Marshalls, as well as varying in-store initiatives. This differentiated shopping experience at TJ Maxx and Marshalls encourages our customers to shop both chains. Marmaxx currently operates two e-commerce sites, tjmaxx.com, launched in 2013, and marshalls.com, launched in 2019.
Sierra, acquired in 2012 and rebranded from Sierra Trading Post in 2018, is a leading off-price retailer of brand name active and outdoor apparel, footwear, and gear (including sporting goods, snow and water sport, camping, fishing) for the whole family, as well as home fashions and pet. Sierra operates 117 retail stores in the U.S. and sierra.com.
HOMEGOODS
Our HomeGoods segment operates HomeGoods and Homesense chains in the U.S. HomeGoods, introduced in 1992, is the leading off-price retailer of home fashions in the U.S. Through its 943 stores, HomeGoods offers an eclectic assortment of home fashions, including furniture, rugs, lighting, soft home, decorative accessories, tabletop and cookware, as well as expanded pet and gourmet food departments. In 2017, we launched our Homesense chain in the U.S. Our 72 Homesense stores complement HomeGoods, offering a differentiated mix and expanded departments, such as large furniture, ceiling lighting, rugs, and an entertaining marketplace.

TJX CANADA
Our TJX Canada segment operates the Winners, HomeSense and Marshalls chains in Canada. Winners, acquired by TJX in 1990, operates 307 stores and is the leading off-price family apparel and home fashions retailer in Canada. HomeSense introduced the off-price home fashions concept to Canada in 2001. This chain operates 160 stores and offers an array of home decor, furniture, and seasonal home merchandise. Marshalls, launched in Canada in 2011, operates 109 stores and offers off-price family apparel, footwear, and home fashions.
TJX INTERNATIONAL
Our TJX International segment operates the TK Maxx and Homesense chains in Europe and the TK Maxx chain in Australia. Launched in 1994, TK Maxx introduced off-price retail to Europe and remains Europe’s largest major brick-and-mortar off-price retailer of apparel and home fashions. With 655 stores in Europe, TK Maxx operates in the U.K., Ireland, Germany, Poland, Austria and the Netherlands. Through its stores and its e-commerce sites, tkmaxx.com, launched in 2009 and tkmaxx.de and tkmaxx.at, both launched in 2023, TK Maxx offers a merchandise mix similar to TJ Maxx. We brought the off-price home fashions concept to Europe, opening Homesense in the U.K. in 2008 and in Ireland in 2017. Its 75 stores offer a merchandise mix of home fashions similar to that of HomeGoods in the U.S. and HomeSense in Canada. We acquired Trade Secret in Australia in 2015 and re-branded it under the TK Maxx name during 2017. The merchandise offering at TK Maxx in Australia's 84 stores is comparable to TJ Maxx.
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
Opportunistic Buying
As an off-price retailer, our buying practices, which we refer to as opportunistic buying, differentiate us from traditional retailers. Our overall global buying strategy is to acquire merchandise on an ongoing basis that will enable us to offer a desirable and rapidly changing mix of branded, designer and other quality merchandise in our stores at prices below regular prices for comparable merchandise at full-price retailers, including department, specialty, and major online retailers. We seek out and select merchandise from the broad range of opportunities in the market to achieve this end. Our buying organization, which numbers over 1,300 employees (who we refer to as Associates), has buying offices across the globe and executes this opportunistic buying strategy, buying merchandise from more than 100 countries in a variety of ways, depending on market conditions and other factors.
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
We also acquire some merchandise that we offer under in-house brands or brands that are licensed to us. We develop some of this merchandise ourselves, which allows us to supplement the depth of, or fill gaps in, our expected merchandise assortment. Collectively, these represent a small percentage of our product/merchandise mix.

Manufacturers, retailers and other vendors made up our expansive and changing universe of more than 21,000 vendors across the globe, including thousands of new vendors in fiscal 2025, which provides us substantial and diversified access to merchandise. We have not experienced difficulty in obtaining sufficient quality merchandise for our business in either favorable or difficult retail environments and expect this will continue should we meet or exceed our plans for growth. We believe a number of factors provide us excellent access on an ongoing basis to leading branded merchandise and make us an attractive channel for many vendors in the market. We are typically willing to purchase less-than-full assortments of items, styles and sizes as well as quantities ranging from small to very large; we are able to disperse merchandise across our geographically diverse network of stores and to target specific markets; we pay promptly according to our payment terms; our practice is to not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or performance-based return privileges; and we have an excellent credit rating.
Inventory Management
We offer our customers a rapidly changing selection of merchandise to create a treasure hunt experience in our stores and to encourage frequent customer visits. To achieve this, we seek to turn the inventory in our stores rapidly, regularly offering fresh selections of apparel and home fashions at excellent values. Our specialized inventory planning, purchasing, monitoring and markdown systems, coupled with distribution center storage, processing, handling and shipping systems, enable us to tailor the merchandise in our stores to local preferences and demographics, achieve rapid in-store inventory turnover on a vast array of products and generally sell through most merchandise within the period we planned. We make pricing, markdown and store inventory decisions centrally, using information provided by specialized computer systems designed to move inventory through our stores in a timely and disciplined manner. We invest in our supply chain with the goal of continuing to operate with low inventory levels, to ship more efficiently and quickly, and to more precisely and effectively allocate merchandise to each store.
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
Low Cost Operations
We operate with a low cost structure compared to many traditional retailers with a prudent focus on expenses throughout our business. Our advertising is generally focused on promoting our retail banners rather than individual products, which contributes to our advertising budget (as a percentage of sales) remaining low compared to many traditional retailers. We design our stores to provide a pleasant, convenient shopping environment without spending heavily on store fixtures. Additionally, our distribution network is designed to run cost effectively.
Customer Service/Shopping Experience
We strategically renovate and upgrade our stores across our retail banners to enhance our customers’ shopping experience and help drive sales. We train our store Associates to provide friendly and helpful customer service and seek to staff our stores to deliver a positive shopping experience. We believe we offer return policies that are customer friendly. We accept a variety of payment methods including cash, credit cards and debit cards. We also offer TJX-branded credit cards in the U.S. through a bank, but do not own the customer receivables.
Distribution
We operate distribution centers encompassing approximately 30 million square feet in six countries. These centers are generally large, and built to suit our specific, off-price business model, with a combination of automated systems and manual processes to manage the variety of merchandise we acquire. We ship substantially all of our merchandise to our stores through a network of distribution centers, fulfillment centers and warehouses as well as shipping centers operated in many cases by third parties.

Store Growth
Expansion of our business through the addition of new stores continues to be an important part of our global growth strategy. The following table provides store growth information for our divisions for the two most recently completed fiscal years, as well as our estimates of the long-term store growth potential of these divisions in their current geographies:

	Approximate Average Store Size (square feet)	Number of Stores at Year-End		Estimated Store Potential
		Fiscal 2024	Fiscal 2025
Marmaxx:
TJ Maxx	27,000	1,319	1,333
Marshalls	28,000	1,197	1,230
Total Marmaxx		2,516	2,563	3,000
HomeGoods:
HomeGoods	23,000	919	943
Homesense	27,000	55	72
Total HomeGoods		974	1,015	1,800
Sierra:
Sierra	21,000	95	117	325
TJX Canada:
Winners	27,000	302	307
HomeSense	24,000	158	160
Marshalls	27,000	106	109
Total TJX Canada		566	576	650
TJX International:
TK Maxx (Europe)	28,000	644	655
Homesense (Europe)	19,000	79	75
TK Maxx (Australia)	21,000	80	84
Total TJX International		803	814	1,225	(a)
TJX Total		4,954	5,085	7,000
(a)Reflects store growth potential for TK Maxx in current geographies and the expansion into Spain and for Homesense in the United Kingdom and Ireland.
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
Human Capital
As of February 1, 2025, we had approximately 364,000 Associates, many of whom worked less than 40 hours per week. Approximately 86% of these Associates worked in our retail stores. We hire thousands of temporary employees each year, particularly during the peak back-to-school and holiday seasons. We offer positions at a variety of levels in our stores, distribution and fulfillment centers, and offices, as well as many opportunities for Associates to grow and advance. Many Associates in our distribution centers in the United States and Canada are covered by collective bargaining agreements and other Associates are members of works councils in Europe. Our large, global workforce supports the execution of our flexible business model, including the timing and frequency of store deliveries and the management of a rapidly changing mix of merchandise in over 5,000 retail stores in nine countries and across six e-commerce sites. We believe our Associates are key to our business success.

Workplace and Culture
We work to foster a strong, supportive, and inclusive culture so that Associates at TJX feel welcome in the Company, valued for their contributions, and engaged with our business mission. We use defined cultural factors and leadership competencies throughout our global business to express our organizational values, such as inclusion, personal integrity, relationship-building and collaboration, and respect for our business model, and to promote consistency in leadership development, including through our Leadership Development Toolkit. We believe our policies and practices, including our open-door philosophy, encourage open and honest communication and Associate engagement with the business.
Inclusion and Diversity (“I&D”)
As a global company appealing to a broad customer demographic and with hundreds of thousands of Associates in several geographies, we recognize the importance of diversity to our Company’s culture. Our global workforce reflects a diversity of races, ethnicities, sexual orientations, gender identities, abilities, religions, with a broad range of backgrounds and experience. We are committed to continuing to build and support an inclusive and diverse workplace. Our global strategies include increasing the representation of diverse talent through our talent pipeline; providing leaders with tools to support difference with awareness, fairness, sensitivity, and transparency; and integrating inclusive behaviors, language and practices throughout the business. Over the past several years, with the benefit of information gathered from Associates through our Global Inclusion Surveys, our teams globally have developed and launched many new programs, including recruitment strategies, training and education, Associate-led I&D advisory boards, and additional Associate Resource Groups.
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
Compensation and Rewards
Our compensation programs are designed to pay our Associates competitively in the market and equitably, based on their skills, qualifications, role and abilities. Our approach to compensation across the organization reflects our global total rewards principles, which include sharing in the success of the Company, encouraging teamwork and collaboration across our global workforce, and being fair and equitable. For fiscal 2025, we continued our One TJX approach to annual incentive compensation, with all eligible Associates measured against global TJX performance goals.
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
Information appearing on tjx.com is not a part of, and is not incorporated by reference in, this Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of TJX as of April 2, 2025:

Name	Age	Office and Business Experience
Peter Benjamin	62	Senior Executive Vice President, Group President since February 2025. President, Marmaxx from 2023 to February 2025. Executive Vice President, Chief Merchandising Officer, Marmaxx, from 2015 through 2022. Executive Vice President, Chief Operating Officer, Marmaxx, 2012 to 2015. Executive Vice President, Planning and Allocation, Marmaxx 2011 to 2012. Senior Vice President, Planning and Allocation, Marmaxx, 2004 to 2011. Various merchandising positions with TJX from 1990 to 2004.
Kenneth Canestrari	63	Senior Executive Vice President, Group President since September 2014. President, HomeGoods from 2012 to September 2014. Executive Vice President, Chief Operating Officer, HomeGoods from 2008 until 2012. Various financial positions with TJX from 1988 to 2008.
Ernie Herrman	64	Chief Executive Officer since January 2016. Director since October 2015. President since January 2011. Senior Executive Vice President, Group President from 2008 to 2011. President, Marmaxx from 2005 to 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since joining in 1989.
John Klinger	60	Senior Executive Vice President and Chief Financial Officer since February 2024. Executive Vice President and Chief Financial Officer from January 2023 to February 2024. Executive Vice President, Corporate Controller from 2019 to January 2023. Senior Vice President, Corporate Controller from 2014 to 2019. Senior Vice President, Divisional Chief Financial Officer, TJX Europe from 2011 to 2014. Vice President, Corporate Finance from 2011 to 2011. Various financial positions with TJX since joining in 2000.
Carol Meyrowitz	71	Executive Chairman of the Board since January 2016. Chairman of the Board from June 2015 to January 2016. Chief Executive Officer from January 2007 to January 2016. Director since 2006 and President from October 2005 to January 2011. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President, Marmaxx from 2001 to 2005 and Executive Vice President of TJX from 2001 to 2004. Various senior management and merchandising positions with Marmaxx and with Chadwick’s of Boston and Hit or Miss, former divisions of TJX, from 1983 to 2001.
Douglas Mizzi	65	Senior Executive Vice President, Group President since February 2018. President, TJX Canada from October 2011 to February 2018. Managing Director TK Maxx, UK from April 2010 to October 2011. Executive Vice President, Chief Operating Officer, WMI from February 2006 to April 2010. Various store operations positions with TJX from 1988 to 2006.
The executive officers hold office until the next annual meeting of the Board in June 2025 and until their successors are elected and qualified.

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
Key elements of our off-price business strategy, including opportunistic buying, operating with relatively lean inventory levels and frequent inventory turns, subject us to risks. Our customer transactions and our sales, margins and other financial results could be adversely affected if we do not obtain and allocate the right merchandise at the right times, in the right quantities, at the right prices, in the right mix and into the right stores.
Our opportunistic buying strategy places considerable discretion with our merchants. They typically buy throughout the year, with much of our merchandise purchased for the current or immediately upcoming season. Our merchants are expected to react effectively to rapidly changing opportunities and trends in the market, to assess the desirability and value of merchandise and to generally make determinations of what and how we source, as well as when and from where we source it.
If they do not make assessments accurately or otherwise cannot execute our strategy in an effective or timely way, our customer transactions and our sales, margins and other financial results could be adversely affected. If our merchandise is not generally purchased at prices sufficiently below prices paid by conventional retailers, we may not be able to maintain our desired value gap at various times or in some segments, banners, product categories or geographies, which could also affect our sales, margins and other financial results.
In addition, to respond to customer demand and effectively manage pricing and markdowns, we need to allocate and deliver merchandise to our stores appropriately, maintain an appropriate mix and level of inventory in each store and be flexible in our allocation of floor space at our stores across product categories. We also base our inventory purchases, in part, on our sales forecasts. If our sales forecasts fail to predict customer demand with sufficient accuracy, or we do not allocate and deliver merchandise to stores, maintain inventory mix and levels, or maintain flexibility in our allocation of floor space across product categories effectively, we may have higher inventory levels than we planned and may need to take markdowns on excess or slow-moving inventory, or we may have insufficient inventory to meet customer demand, either of which could impact sales in a way that could adversely affect our financial performance.
In addition to the above factors, a variety of external factors have impacted, and may continue to impact, execution of our opportunistic buying strategy and inventory management. In the past, our ability to allocate, deliver and maintain our preferred mix and level of inventory has been impacted by temporary store closures, inflationary pressures, global supply chain disruptions and other challenges as a result of external events.
Failure to identify consumer trends and preferences, or to otherwise meet customer demand or expectations, in new or existing markets or channels could negatively impact our performance.
As our success depends on our ability to meet customer demand and expectations, we seek to identify consumer trends and preferences on an ongoing basis and to offer inventory and shopping experiences that meet those trends and preferences. However, we may not do so effectively and/or in a timely manner across our diverse merchandise categories and in each of the many markets in which we do business. Trends and preferences in markets may differ from what we anticipate and could change rapidly. Although our business model allows us greater flexibility to meet consumer product preferences and trends than many traditional retailers (for example, by expanding and contracting merchandise categories in response to consumers’ changing tastes), we may not successfully do so, which could impact inventory turns, customer transactions and sales, and may have a negative impact on our ability to attract new customers, retain existing customers and/or encourage frequent customer visits and/or cross-shopping of our multiple retail banners, any of which could adversely affect our results.
Customers also may have expectations about how they shop in stores or through e-commerce or more generally engage with businesses across different channels (including digital/social media platforms). These expectations may vary both across and within demographics and geographies and may evolve rapidly or be impacted by external factors. For example, changes to our store layout or security protocols may impact the shopping experience and customer transactions. Similarly, platforms that help consumers engage with our brands may change in meaningful ways, negatively impacting the consumer experience and reducing or eliminating benefits to us from that channel. Meeting customers’ expectations effectively generally involves identifying the right opportunities, balancing them with potential risks and making the right investments at the right time, on the right scale and with the right speed, among other things, and failure to do so effectively may impact our business and financial results.

We operate in highly competitive markets, and we may not be able to compete effectively.
The retail apparel and home fashion businesses are highly competitive. We compete on the basis of various factors affecting value (which we define as the combination of brand, fashion, price and quality). We also compete on merchandise selection and freshness; banner name recognition and appeal; both in-store and online service and shopping experience; convenience and store location. We compete with local, regional, national and international retailers that sell apparel, home fashions and other merchandise that we may carry, including retailers that operate through stores, e-commerce and/or other media, as well as omnichannel retailers. Some of our competitors are larger than we are or have more experience selling certain product lines or through certain channels than we do. Competitors may increase their presence in markets in which we operate, consolidate with other retailers, expand their merchandise offerings, expand their e-commerce capabilities, add new sales channels, change their pricing strategies and/or adopt new processes or technologies that may allow them to compete more effectively. We could be at a competitive disadvantage if, over time, our competitors are more effective than we are in their use and integration of rapidly evolving technologies, including artificial intelligence or other emerging technologies. In addition, new competitors frequently enter the market. More generally, consumer e-commerce spending may continue to increase, as it has in recent years, while our business is primarily in brick-and-mortar stores. If we fail to compete effectively, our sales and results of operations could be adversely affected.
If we fail to successfully implement our marketing efforts, if our marketing efforts are not successful in driving expected increases in sales or if our competitors’ marketing programs are more effective than ours, our revenue or results of operations may be adversely affected.
Customer transactions and demand for our merchandise may be influenced by our marketing efforts. Although we use various marketing channels (including, among others, linear television, streaming video, audio, outdoor, digital/social media and mobile) to drive customer awareness of and interest in shopping our retail banners and to increase sales, some of our competitors may spend more for their marketing programs or use different approaches than we do, which may provide them with a competitive advantage. Our competitors’ marketing programs may also resonate with consumers more than ours do. We may not be able to develop or implement strategies effectively in rapidly evolving digital/social media channels, which may adversely impact some of our banners, segments, or overall business. We also may face challenges appropriately managing consistent strategies for our different banners across geographies. Further, partnerships with celebrities, social media content creators, influencers or other individuals who are viewed as representing our banners may expose us to reputational or other risks. If our marketing efforts are not as successful or cost effective as anticipated, our revenue and results of operations could be adversely affected.
Failure to continue to expand our business successfully could adversely affect our financial results.
Our growth strategy includes successfully expanding our business within our current markets and/or into new geographic regions, appropriately calibrating product lines and channels (including within our e-commerce sites) and, as appropriate, adding new businesses, whether by development, investment, or acquisition. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may fail to meet our financial performance expectations generally or within certain markets or divisions, and we may be required to increase or decrease investments or slow our planned growth. For our store growth, even if a particular market has high commercial vacancies, if we are not able to find and lease appropriate real estate on attractive terms in the locations where we seek to open stores, or if new stores do not perform as well as we anticipated, we may need to change our planned growth in those markets. We have closed stores and operations and have divested from and disposed of businesses in the past, including for performance-related reasons, and we may be required to do so again in the future.
Growth can also add complexity to our business operations by requiring effective and timely information sharing; significant additional attention from our management and other functions across our business, including compliance and risk management; development of new capabilities, processes and controls; increased staffing and Associate training and/or retention and management of appropriate third-party providers, including training or coordinating with those operating businesses in which we are invested or with which we share certain responsibilities. These requirements may increase with further growth, particularly if we expand into additional countries. If we are unable to manage our growth effectively, our business may be adversely affected or we may need to reduce the rate of expansion or otherwise curtail growth, which may adversely affect our sales, business plans and results.

Failure to effectively manage the large size and scale of our operations may adversely affect our financial results.
The substantial size of our business can make it challenging to run our complex operations effectively and to manage suitable internal resources and third-party providers with appropriate oversight, including, for example, for teams managing administration, information technology systems, merchandising, sourcing, marketing, store operations, distribution, logistics and compliance. The large size and scale of our operations, our multiple banners and locations across the U.S., Canada, Europe and Australia and the autonomy afforded to the banners in some aspects of the business also increase the risk that our systems, controls, practices and policies may not be implemented effectively or consistently throughout our company, or that information may not be appropriately shared across our operations. The size and scale of our business also creates challenges in human resources administration and effectively managing, training, retaining and engaging a large, disparate workforce, including those with a remote or hybrid work arrangement. These challenges may increase if a portion of our workforce is unable to work on site or is temporarily furloughed, as has occurred in the past. If we are unable to manage our size and scale effectively, our results of operations may be adversely affected.
We source our merchandise globally, which subjects us to risks, including when moving merchandise internationally.
We are subject to various risks of sourcing merchandise, particularly from other countries, including risks related to moving merchandise internationally. Many of the products sold in our stores are sourced in locations (particularly in China, India and southeastern Asia) other than the location in which they will be sold. Where we are the importer of record, we may be subject to regulatory or other requirements, including those similar to requirements imposed upon the manufacturer of such products. Risks related to sourcing merchandise include:
–potential disruptions in manufacturing and supply;
–transport availability, capacity and costs;
–tariffs, duties, border adjustment taxes, trade restrictions, sanctions, quotas and voluntary export restrictions on imported merchandise;
–changes to international trade agreements or to trade agreement enforcement practices;
–compliance with laws and regulations including labor, environmental, supply chain, international trade and other laws in relevant countries and those concerning ethical business practices;
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
–intellectual property enforcement and infringement issues;
–concerns about environmental impact where merchandise is produced or materials are sourced, including relating to greenhouse gas emissions, waste, water usage, deforestation, biodiversity and the impact of these activities on human health and local communities;
–concerns about human rights, working conditions and other labor rights and conditions in countries where merchandise is produced or materials are sourced;
–currency exchange rates and financial or economic instability (including potential financial instability related to banking institutions); and
–political, military or other disruptions in regions and/or countries from, to or through which merchandise is imported, including in Ukraine and Russia, the Middle East and the Red Sea and surrounding waterways.

Further, we are, and expect we will continue to be, subject to an increasing number of regulations that require us to report, develop new policies and procedures for, and, in certain cases, work to mitigate, certain supply chain risks related to sourcing merchandise internationally. As with other regulations, these may result in increased operating costs and affect where, what and how we source and how we allocate what we buy. These and other factors relating to sourcing, international trade and imported merchandise could affect the availability and the price of our inventory and our operating costs. Furthermore, although we have implemented policies and procedures designed to facilitate compliance with laws and regulations relating to production of merchandise, international operations and importing merchandise, our Associates and our contractors, agents, vendors or other third parties with whom we do business or to whom we outsource or coordinate business operations, including retail operations, may nevertheless violate such laws and regulations or our policies, which could subject us to liability and could adversely affect our reputation, operations or operating results.
Compromises of our cybersecurity, disruptions in our information technology systems, or failure to satisfy the information technology needs of our business could result in material loss or liability, materially impact our operating results or materially harm our reputation.
Our business depends on our information technology (“IT”) systems, which collect and process information of customers, Associates and other persons, as well as information of our business and of our suppliers, service providers and other third parties. We rely heavily on IT systems, including those operated and maintained by our suppliers, service providers and other third parties, to manage key aspects of our business, including planning; purchasing; sales, including point-of-sale processing and e-commerce; supply chain management; inventory management; human resources; financial management; communications; information security and legal and regulatory compliance. Our ongoing operations and successful growth are dependent on these systems and require us to accurately anticipate our current and future IT needs. This includes successfully developing, implementing and maintaining appropriate systems; adopting new technologies (including artificial intelligence or other emerging technologies) appropriately and in a timely manner; and maintaining effective disaster recovery plans for such systems. Our ongoing operations and successful growth are dependent on our doing these things effectively. We also are dependent on the ongoing integrity, security and consistent operation of these systems, including related back-up systems.
As is common in the retail industry, our IT systems, as well as those of our suppliers, service providers and other third parties whose information technology systems we utilize directly or indirectly, are targeted by attempts to access or obtain personal or other sensitive information, attempts at monetary theft and attempts to disrupt business. These attempts include use of malware, ransomware, phishing, vishing, deepfakes, social engineering, denial-of-service attacks, exploitation of system vulnerabilities or misconfigurations, Associate or third-party service provider malfeasance, digital and physical payment card skimmers, account takeovers and other forms of cyber-attacks. These attempts continue to increase in sophistication (including through the use of artificial intelligence), heightening the risk of compromise or disruption. While some of these attempts have resulted in cybersecurity incidents, the unauthorized intrusion into our network discovered late in 2006 is the only such cybersecurity incident to date that has been material to the results of our operations. Our IT systems and those of our suppliers, service providers and other third parties also may be damaged or disrupted, or personal or sensitive information compromised, from a number of other causes, including power outages, system failures, catastrophic events, or Associate or third-party error. Such damage, disruption or compromise could materially impair our ability to operate our business or otherwise result in material impacts on our operating results.
Changes in the business landscape and the increase of remote working by our Associates, service providers and other third parties have the potential to increase the likelihood of system damage or disruption and increase the risk of a cybersecurity compromise. Additionally, there continues to be a heightened risk of cybersecurity incidents as a result of geopolitical events outside of our control. These factors have led to the need for additional mitigation strategies and investments across our IT Security workforce, technologies and processes.
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
We maintain policies, procedures and controls designed to reduce the risks of cybersecurity compromises and IT failures or disruptions, but these controls vary in maturity across the business and may fail to operate as intended or be circumvented by bad actors. Additionally, the logging policies, procedures and controls that we have implemented to facilitate the investigation of potential cybersecurity compromises or disruptions may be insufficient to fully investigate all such events. These policies, procedures and controls also require costly and ongoing investment in technologies, hiring, training and compliance.

There is also a risk of material business disruption, liability and reputational damage associated with ongoing actions intended to update, enhance, modify or replace our systems and infrastructure, including from not accurately capturing and maintaining data, not efficiently testing and implementing changes, not realizing the expected benefit of the change, not effectively managing the potential disruption of the actions and diversion of internal teams’ attention as the changes are implemented.
Our results and profitability could be adversely affected by increased labor costs, including wage, pension, health and other costs or other challenges from our large workforce.
Our Associates are key to supporting our business and operations effectively, and we expect that our operating expenses will continue to reflect increased labor costs. We have a large and disparate workforce, and our ability to meet our labor needs and manage labor costs is subject to various external factors such as minimum wage laws and benefits requirements; market pressures, including prevailing wage rates and benefit levels, unemployment levels and competition for labor from other industries; economic conditions, including inflation; changing demographics and workforce trends, including with respect to unionization and collective bargaining; costs associated with workplace health and safety; interest rate changes; actuarial assumptions and methods; the costs of providing and managing retirement, health and other employee benefits, including health and insurance costs and a dynamic regulatory and policy environment, including with respect to health care, immigration, labor, employment, pension and other employee benefits and taxes. Any of these factors could increase, and in the past have increased, our labor costs. These factors could also increase the labor or other costs of our service providers, which could be passed on to us. Conversely, failing to offer competitive wages or benefits, or to manage our workforce effectively, could adversely affect our ability to attract or retain appropriate talent sufficient to meet the needs of our business, causing our customer service to suffer, potentially impacting consumers’ desire to shop our stores, among other things, and causing our financial performance to suffer.
Additionally, many Associates in our distribution centers in the United States and Canada are members of unions, and other Associates are members of works councils in Europe. We are subject to the risk of labor actions or disruptions of various kinds, including work stoppages and decreased flexibility as a result of labor law limitations. We are subject to risks and potential material expenses associated with multiemployer plans, including from pension plan underfunding, benefit cuts, increased contribution or funding requirements, changes in plan terms, withdrawal liability, increased premium costs, conditions imposed under any governmental assistance programs or the insolvency of other participating employers or governmental insurance programs. Other portions of our workforce, including, for example, Associates who work in our U.S. stores, which makes up the largest portion of our workforce, may become unionized, which may subject us to additional requirements, expectations, actions or expense.
Failure to employ qualified Associates in appropriate numbers and to retain key Associates and management could adversely affect our performance.
We need to employ a large number of capable, engaged Associates for our stores and distribution centers and for other areas of our business. We must constantly recruit new Associates to fill entry level and part-time positions, which have high rates of turnover, and at certain times must hire sufficient numbers of seasonal talent. The availability and skill of Associates may differ across markets in which we do business and in new markets we enter, and we may be unable to meet or manage our labor needs effectively. In addition, we have faced and may continue to face additional challenges in recruiting or retaining sufficient talent due to shifts in the labor market, wage pressures and competition, flexible scheduling needs and health and safety concerns, among other factors. We have faced and may continue to face challenges in engaging, overseeing and training Associates with remote or hybrid work arrangements. We also have faced and may continue to face potential challenges relating to Associates’ willingness or ability to staff our stores and distribution centers or otherwise continue employment as a result of economic pressures, health and safety concerns or otherwise.
Our performance also depends on recruiting, hiring, developing, training and retaining talented Associates in key areas such as buying, information technology functions, and other corporate areas. Similar to other retailers, we face challenges in securing and retaining sufficient talent in management and other key areas for many reasons, including competition for talent in the retail industry, from other industries and in various geographic markets. In addition, because of the distinctive nature of our off-price model, we must provide significant internal training and development, in-person or remotely, and successfully manage transitions for key Associate roles across the Company, including within our buying organization. Failure to effectively attract qualified individuals, train them on our business model, support their development, engage them in our business, and retain them in sufficient numbers and at appropriate levels of the organization, and implement appropriate succession plans could disrupt our operations, impair our ability to execute our business model, limit our growth, and negatively impact our business and financial results.

Damage to our corporate reputation or any of our retail banners’ reputation could adversely affect our sales and operating results.
Our customer relationships and our reputation are based, in part, on perceptions of subjective qualities. Incidents that erode trust or confidence in our company could adversely affect our reputation and thereby impact our business, particularly if the incidents result in rapid or significant adverse publicity, protest, litigation, boycotts, governmental inquiry or other stakeholder response. This could include incidents that involve the company; our policies and practices; our retail banners; our executives and other Associates; our board of directors; senior leadership transitions, including those involving our Chief Executive Officer or other key executives; how we source merchandise; our third-party providers, including those providing retail operations on our behalf; our vendors and others within our supply chain; the merchandise and brands that we sell, including our licensed or owned brands; our investments; the regions where we have operations or investments; our partners; celebrities, content creators, social media influencers, or other individuals viewed as representing us or our banners that may draw attention to our retail banners; product recalls; inquiries or other communications from governmental agencies about our business or practices; and our industry more generally. Information on such incidents that is publicized through traditional or digital/social media platforms and other forums that facilitate rapid, broad communications to an audience of consumers and other interested persons, may adversely affect our reputation and brand, even if the information is inaccurate, incomplete, or unverified. Similarly, challenges or reactions to action (or inaction), or perceived action (or inaction), by our company to sensitive or polarizing topics, crises, political matters, or on issues related to corporate responsibility or environmental, social and governance (“ESG”) matters, and any perceived lack of transparency about such matters, could harm our reputation.
This kind of reputational damage could occur locally or globally and could impact our company or our individual retail banners. Damage to the reputation of our company and our banners could, among other things, result in declines in stock price; declines in customer loyalty and sales; affect our vendor relationships and/or business development opportunities; limit our ability to attract and retain appropriate talent sufficient to meet the needs of our business; result in demonstrations, protests, or other altercations at our stores; divert the attention and resources of management, including to respond to inquiries or additional regulatory scrutiny; and otherwise adversely affect our financial results.
Our business is subject to changing corporate compliance, governance and public disclosure regulations and expectations, including with respect to matters relating to environmental sustainability, human capital management, social compliance and governance. Failure to meet such expectations or comply with regulations could materially impact our operating results or materially harm our reputation.
Various stakeholders, including certain advocacy groups, investors, customers, governmental officials and Associates, have increasingly focused on social impact, environmental sustainability, human capital management, human rights and other related matters in a variety of ways that are not necessarily consistent. From time to time, we have announced certain initiatives related to our corporate responsibility efforts, which we have focused under four pillars: workplace, environmental sustainability, communities and responsible sourcing, which includes social compliance. These initiatives may be considered to be overreaching by some stakeholders and inadequate by other stakeholders. We could fail or be perceived to fail or fall short in our pursuit of such initiatives, in going too far in pursuing priorities perceived as outside of our business mission, or in accurately and comprehensively reporting our progress on such initiatives and any related goals and commitments. If our practices or disclosures in these areas do not meet investor or other stakeholder expectations and standards, including related to climate change, environmental sustainability, human capital management, inclusion and diversity, supply chain management and human rights, or do not meet related regulations and expectations for transparency, our reputation may be impacted negatively, and we may be subject to litigation risk, regulatory enforcement and/or other governmental action, which could materially impact our operating results. In addition, we could be criticized for the scope of our programs, initiatives or goals, which some may consider too wide and others may perceive as too narrow, or perceived as not acting responsibly in connection with these matters or otherwise, and that evaluation may be based on factors unrelated to the impact of these matters on our business, financial or otherwise. Our failure, or perceived failure, with these programs or initiatives or more generally to manage reputational threats and meet shifting and, in certain cases, inconsistent, stakeholder expectations or consumer preferences could negatively impact our brand, image, reputation, credibility, Associate retention and the willingness of our customers and suppliers to do business with us.
Further expansion of our international operations could expose us to risks inherent in operating in new countries.
We have a significant retail presence in several countries in Europe and in Canada and Australia. We also operate buying and other offices around the world and have made recent investments in certain geographies, including our entry into a joint venture in Mexico and our other minority equity investment in the Middle East. We generally look for opportunities to continue to expand our operations globally. It can be costly and complex to establish, develop and maintain international operations, to identify appropriate store locations and to promote business in new international jurisdictions, which may differ significantly from other countries in which we currently operate.

As with our current operations, risks are inherent in opening and developing operations in, or making investments in, new countries, including those related to compliance under the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Additional risks include, among others, understanding the local retail climate and trends, local customs and cultures, seasonal differences, business practices and competitive conditions; complying with relevant laws, rules and regulations; developing an appropriate infrastructure; identifying suitable partners for local operations and for integration with our global operations and effectively communicating and implementing company policies and practices in new, possibly remote, jurisdictions. Financial, regulatory and other risks are also associated with international operations, including currency exchange fluctuations; potentially adverse tax consequences; limitations on the repatriation and investment of funds outside of the country where earned; trade regulations; other compliance requirements; the risk of policy or regulatory changes, including those that could affect sourcing and allocation and/or add significant compliance and disclosure costs; the risk of political, economic and civil instability and labor unrest; and uncertainties regarding interpretation, application and enforceability of laws and agreements. Any of these risks could adversely impact our operations, profitability or liquidity.
Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.
Our operating results have fluctuated from quarter to quarter, sometimes significantly, at points in the past and may do so again in the future. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our stock price may decline (as it has at times in the past), and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors. In addition, we maintain a forecasting process that seeks to plan sales and align expenses. However, if we do not control costs or appropriately adjust costs to actual results, or if actual results differ significantly from our forecast, our financial performance could be adversely affected. In addition, if we suspend our buyback program, which we have done in the past, or if we have an active buyback program and are repurchasing shares but do not repurchase the number of shares we contemplated pursuant to our financial plans at the rate or in the timing we planned, our earnings per share may be adversely affected. Similarly, if we reduce or suspend our dividend distributions, as we did for part of fiscal 2021, our stock price may be adversely affected.
Failure to protect our inventory or other assets from loss and theft and situations resulting in loss or theft may impact customer and Associate safety as well as our financial results.
Risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail business. Loss may be caused by error or misconduct of Associates, customers, vendors or other third parties, including through organized retail crime and professional theft, and may be further impacted by macroeconomic factors, including the enforcement environment, as well as increased inventory levels in our stores. We may not be able to determine the cause or extent of the loss in a timely manner or at all. Our inability to prevent and/or minimize or reduce the loss or theft of assets effectively, or to predict and accrue for the impact of those losses accurately, has adversely affected our financial performance in the past and could do so again. In addition, our ability to provide a safe environment in our stores may be impacted in the course of a theft or other behavioral situations that periodically arise.
We depend upon strong cash flows from our operations to supply capital to fund our operations, anticipated growth, any stock repurchases and dividends and interest and debt repayment.
Our business depends upon our operations continuing to generate strong cash flow to supply capital to support our general operating activities, to fund our anticipated growth and any return of cash to stockholders through our stock repurchase programs and dividends and to pay our interest and make debt repayments. If we are unable to generate sufficient cash flows or to repatriate cash from our international operations in a manner that is cost effective, our growth plans, capital expenditures, operating expenses and financial performance, including our earnings per share, could be adversely affected. Changes in the capital and credit markets, including market disruptions, limited liquidity and interest rate fluctuations, have in the past increased and may continue to increase the cost of financing or may restrict our access to these potential sources of liquidity. Our continued access to these liquidity sources on favorable terms depends on multiple factors, including our operating performance and maintaining strong credit ratings. On occasion, we borrow money to finance our activities, and if financing were not available to us in adequate amounts and on appropriate terms when needed, that could also adversely affect our financial performance.

If we engage in mergers, acquisitions or investments in new businesses, or divest, close or consolidate any of our current businesses, our business could be subject to additional risks.
We have in the past and may again acquire new businesses; invest in or enter into joint ventures with other businesses (as we did during fiscal 2025 with our minority equity investment in the Middle East and in our joint venture in Mexico); develop new businesses internally (as with Homesense, our second U.S. home store concept); launch or expand e-commerce platforms (as we have done with tkmaxx.de and tkmaxx.at in Europe); and divest (as we did in fiscal 2023 with our minority interest in an off-price retailer of apparel and home fashions operating stores throughout Russia), close, or consolidate businesses. Failure to execute on mergers, acquisitions, investments, divestitures, closings and consolidations in an effective or satisfactory manner, including due to circumstances outside our control, could adversely affect our future results of operations and financial condition. Acquisition, investment or divestiture activities may divert attention of management away from operating the existing businesses. We may not effectively evaluate target companies, investments or investment partners or assess the risks, benefits and costs of buying, investing in or closing businesses, or the integration or attendant risks of acquired businesses or investments, all of which can be difficult, time-consuming and dilutive. These activities may not meet our performance and other expectations and may expose us to unexpected or greater-than-expected costs, liabilities and risks, including from, for example, changes in law, market conditions, economic conditions, the retail industry, political conditions, inaccurate assumptions, or the negligence or malfeasance of our partners or other third parties. In addition, in connection with most of our prior acquisitions, we recorded intangible assets and goodwill and the value of the tradenames, and may similarly do so in the future in connection with other acquisitions. If we are unable to realize the anticipated benefits from acquisitions or investments, we may be required to impair some or all of the goodwill associated with an acquisition or some or all of the investment, which would adversely impact our results of operations and balance sheet, such as with an impairment charge. For example, in connection with the conflict between Russia and Ukraine, we divested our minority ownership interest in an off-price retailer that operates stores in Russia and did not recover the full value of our investment. Divestitures, closings and consolidations could involve risks such as significant costs and obligations of closure, including exposure on leases, owned real estate and other contractual, employment, pension and severance obligations and potential liabilities that may arise under law as a result of the disposition or as a result of the credit risk of an acquirer.
Our large number of real estate leases, which generally obligate us for long periods, subject us to potential financial risk.
We lease almost all of our store locations and either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with leasing and owning real estate. While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate most of our leases if or when we would like to do so. If we decide or are required to permanently close stores, we typically are required to continue to perform obligations under the applicable leases, which generally include, among other things, paying rent, insurance premiums, real estate taxes, and maintenance expenses for the balance of the lease term, and the cost of any of these obligations may be significant. When we assign leases to third parties, or if we sell or close a business, we can remain liable for the lease obligations for the balance of the term and be contingently liable if the assignee does not perform (as was the case with some of our former operations). We also remain primarily liable if we sublease space to a third party. In addition, when the lease terms for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially reasonable terms or at all, which could cause us to permanently close stores or to relocate stores within a market on less favorable terms or in a less favorable location. Any or all of these factors could adversely affect our financial results.
EXTERNAL AND ECONOMIC RISKS
Economic conditions on a global level or in particular markets, geopolitical uncertainty, and other factors creating uncertainty and instability may adversely affect consumer confidence and discretionary spending, which could affect our financial performance.
Consumer confidence and discretionary spending can be affected by various economic conditions, both on a global level and in particular markets, that can, in turn, affect our business or the retail industry generally. These factors include, among others, inflation and deflation; actual or perceived declines in consumer purchasing power; economic recession; unemployment levels; availability of disposable income and actual and perceived wealth; health care costs; costs of oil, gas and other commodities; interest rates and tax rates and related policies; weakness in the housing market and rising housing costs; volatility in capital markets and credit availability. Many of these factors have been present in the market in recent years, including inflation and economic downturn, which has impacted consumer confidence and discretionary spending.

Volatility or uncertainty in regulation or policy, including in areas such as international trade and tariff policies; threats or occurrences of war or armed conflict (including the ongoing Russia-Ukraine conflict, the conflict in the Middle East, and shipping disruptions in the Red Sea and surrounding waterways); terrorism; pandemics or epidemics (such as the COVID-19 pandemic); supply chain disruptions; geopolitical instability or uncertainty; uncertainty regarding the financial stability of banking institutions; and political or social unrest and/or conflict (locally or across regions) have had and may continue to have significant effects on consumer confidence and spending. Factors that affect consumer confidence and spending can in turn affect our financial results and impact the retail industry generally. These conditions and factors also shift trends in consumer spending that could affect our business. Shifts in the market may adversely affect our sales, cash flows, merchandise orders and results of operations and performance.
Changes to U.S. or other countries' trade policies and tariff and import/export regulations or our failure to comply with such regulations may have an adverse effect on our business, financial condition, and results of operations.
Changes in the import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments, could require us to change the way we conduct business, affect our merchandise margins, and adversely affect our financial condition, results of operations, reputation, and our relationships with customers, vendors, and Associates in the short- or long-term. Similarly, changes in laws and policies governing foreign trade, manufacturing, development, and investment in the countries where we currently operate could adversely affect our business.
The U.S. government recently announced tariffs on product imports from certain countries, including Canada, Mexico, and China. These actions have resulted, and are expected to further result, in retaliatory measures on U.S. goods. If maintained, these recently announced tariffs and the potential escalation of trade disputes could pose a risk to our business that could affect our revenue and cost of sourcing our merchandise. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of merchandise, and our buying organization’s ability to execute our merchandise sourcing model to offset the effects of the tariffs. Further, actions we take to adapt to new tariffs or trade restrictions may increase risk or may cause us to modify our operations, which could be time-consuming and expensive; impact pricing of our merchandise, which could impact our sales, profitability, and our reputation as a value retailer; or cause us to forgo business opportunities.
Changes in economic conditions, on a global level or in particular markets, may adversely affect our sources of liquidity and costs of capital and increase our financial exposure, and our strategies for managing these financial risks may not be effective or sufficient.
Global financial markets can experience volatility, disruption and credit contraction, which could adversely affect global economic conditions. Changes in economic conditions could adversely affect sources of liquidity available to us or our costs of capital, including through capital markets. In particular, prolonged volatility or significant disruption of global financial markets relating to the financial and regulatory environment; interest rate increases following a period of low interest rates; geopolitical conflict; and disruptions impacting traditional banking, could have a negative impact on our ability to access capital markets and other funding sources, on acceptable terms or at all, and impede our ability to comply with debt covenants. In addition, changes in economic conditions could adversely affect plan asset values and investment performance and increase our pension liabilities, expenses and funding requirements and other related financial exposure with respect to company-sponsored and multiemployer pension plans. We rely on banks and other financial institutions to safeguard and allow ready access to assets such as cash and cash equivalents. Our strategies for managing these financial risks and exposures may not be effective or sufficient or may expose us to risk.

Our results may be adversely affected by severe or unseasonable adverse weather, serious disruptions, catastrophic events or public health crises.
Natural or other disasters, such as hurricanes, tornadoes, floods, wildfires, earthquakes and other extreme weather; climate conditions, which have recently been increasing in severity and frequency; public health issues, such as pandemics and epidemics (such as the COVID-19 pandemic); fires or explosions; acts of war or conflict (such as the ongoing Russia-Ukraine conflict, the ongoing conflict in the Middle East and shipping disruptions in the Red Sea and surrounding waterways); domestic or foreign terrorism or other acts of violence (including riots or active shooter situations); or cyberterrorism, nation-state cyber-attacks, or other cyber events could disrupt our operations and/or have an adverse effect on our results of operations and financial condition in a number of ways, including by causing injury or serious harm to our Associates or customers; severely damaging or destroying one or more of our stores, distribution facilities, or office facilities; or could disrupt the operations of, or require the closure of, one or more of our vendors or other parts of our supply chain located in the affected areas. Day-to-day operations, including our ability to receive products from our vendors or third-party service providers or to transport products to our stores or to our e-commerce customers could be adversely affected, transportation to and from our stores (by customers or Associates) could be limited, or we could temporarily close stores or distribution centers in the affected areas or in areas served by affected distribution centers for a short or extended period of time. Government regulations and responses to such events or conditions could affect our operations or result in material expenses relating to compliance. Adverse or unseasonable weather, such as storms, severe cold or heat or unseasonable temperatures (even if not extreme), which could increase in both frequency and severity over time, may also affect customers’ buying patterns and willingness to shop at all or in certain categories we offer, particularly in apparel, products viewed as contributing to deforestation or biodiversity loss, or seasonal merchandise and may affect our ability to source products containing raw materials whose yield is affected by adverse weather, which could impact our sales, customer satisfaction with our stores, and our markdowns, adversely affecting our business.
As our business is subject to seasonal influences, a significant, unplanned decrease in sales or margins, a severe disruption or other significant event that impacts our business during the second half of the year could have a disproportionately adverse effect on our operating results.
Our business is subject to seasonal influences; we generally realize higher levels of sales and earnings in the second half of the year, which includes the back-to-school and year-end holiday seasons. Any significant, unplanned decrease in sales or margins or any significant adverse event or disruption that impacts our business during this period, including those described in these risk factors, could have a disproportionately adverse effect on our results of operations.
Our results may be adversely affected by increased utility, transportation or logistics costs; reduced availability or increased cost of oil or other fuels; or increased costs of other commodities.
Energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline. An increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from suppliers. Although we typically enter into derivative instruments designed to manage a portion of our transportation costs (a hedging strategy), any such strategy may not be effective or sufficient and could result in increased operating costs. Increased global and U.S. regulation related to environmental costs, including cap and trade, carbon taxes or other emissions management systems could also adversely affect our costs of doing business, including utility, transportation and logistics costs. Shortages or disruptions, including from increased demand, geopolitical conflicts and other factors, impacting transportation within our supply chain, also negatively impact our cost of business and cause costs to fluctuate in ways we may not be able to anticipate. For example, in recent years, increased freight costs related to labor, equipment and capacity shortages involving freight hauling, increased interest rates, as well as other factors, had an adverse impact on our margins. Geopolitical events have in the past and may again impact fuel resources and operations of third parties along our supply chain such that our inventory flow and financial performance is negatively impacted. Similarly, food and other commodity prices can fluctuate dramatically. Such increases can impact the cost of merchandise, which could adversely affect our performance through potentially reduced consumer demand or reduced margins.
Fluctuations in currency exchange rates may lead to lower revenues and earnings.
Sales made by our stores outside the U.S. are denominated in the currency of the country in which the store is located, and changes in currency exchange rates affect the translation of the sales and earnings of these businesses into U.S. dollars for financial reporting purposes. As a result, movements in currency exchange rates have had, and are expected to continue to have, a significant impact on our consolidated and segment results from time to time. Changes in currency exchange rates can also increase the cost of inventory purchases that are denominated in a currency other than the local currency of the business buying the merchandise. When exchange rates change significantly in a short period or move unfavorably over an extended period, it can be difficult for us to adjust accordingly, and gross margin can be adversely affected. For example, a significant amount of merchandise we offer for sale is made in China and accordingly, a revaluation of Chinese currency, or increased market flexibility in the exchange rate for that currency, increasing its value relative to the U.S. dollar or currencies in which our stores are located, could be significant.

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
We are subject to national, state, provincial, regional and local laws, rules, regulations, mandates, accounting standards, principles and interpretations, as well as government orders in various countries in which we operate that collectively affect multiple aspects of our business. We are also subject to new and changing laws, rules and regulations, mandates, evolving interpretations of existing laws by judicial and regulatory authorities, changes in accounting standards, principles or interpretations and reforms in jurisdictions where we do business. These requirements, current or changing, could adversely affect our operating results and may affect our operations, and include those involving:
–labor and employment practices and benefits, including pay transparency requirements, and rules applicable to labor unions and works councils;
–import/export, supply chain, social compliance, trade restrictions and logistics, including resulting from changes to requirements or policies from the Uyghur Forced Labor Prevention Act, the Countering America’s Adversaries Through Sanctions Act and the continuation of widespread sanctions as a result of the ongoing Russia-Ukraine conflict;
–climate change, energy, waste, deforestation, biodiversity, chemicals management and water;
–consumer protection, product safety and product compliance;
–marketing;
–financial regulations and reporting, including various climate-related financial disclosure regulations;
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
Complying with applicable laws, rules, regulations, standards, interpretations, orders and our own internal policies may require us to spend additional time and resources to develop and implement new policies, procedures and other controls, consolidate and report additional data, conduct audits, train Associates and third parties on our compliance methods, or take other actions, particularly as we continue to grow globally and enter new markets, countries, or product categories and affect our operations including where, what, and how we source and how we allocate what we buy, any of which could adversely impact our results. Particularly in a dynamic regulatory environment, anticipated changes to laws and regulations have required, and are expected to continue to require, us to invest in compliance efforts or otherwise expend resources before changes are certain. There have been significant and wide-ranging reforms to federal policy and the federal government in the U.S. since the presidential administration changed at the beginning of 2025, and there is significant uncertainty regarding the impact of such reforms.
In addition, if we, or third parties that perform services on our behalf, including those operating retail businesses, fail to comply with applicable laws, rules, regulations, standards, interpretations and orders, or are unable to provide us with data or other information needed to meet our regulatory reporting obligations, we may be subject to judgments, fines or other costs or penalties, which may cause reputational harm and could adversely affect our operations and our financial results and condition.

Our results may be materially adversely affected by the outcomes of litigation, legal proceedings and other legal or regulatory matters.
We are involved in, and may in the future become involved in additional, legal proceedings, regulatory reviews, audits and other legal matters. These may involve inquiries, investigations, lawsuits and other proceedings by local, provincial, state and national governmental entities (in the U.S. and other countries) and private plaintiffs, including with respect to employment and employee benefits (such as classification, employment rights, discrimination, wage and hour, retaliation, and pay transparency); whistleblower claims; harassment claims; tax; securities; disclosure; real estate; environmental matters; hazardous materials and hazardous waste; tort; business practices; consumer protection; privacy/cybersecurity; product safety and compliance; advertising; and intellectual property. There continue to be employment-related and consumer protection lawsuits, including putative class actions, in the United States, and we are subject to these types of suits. We cannot predict the results of legal and regulatory proceedings with certainty, and actual results may differ from any reserves we establish estimating the probable outcome. Regardless of merit or outcome, these proceedings can be both time-consuming and disruptive to our operations and may cause reputational harm as well as significant expense and diversion of management attention. Legal, regulatory and other proceedings could expose us to significant defense costs, fines, penalties and liability to private parties and governmental entities for monetary recoveries and other amounts and attorneys’ fees and/or require us to change aspects of our operations, any of which could have a material adverse effect on our business and results of operations.
Quality, safety or other issues with merchandise we buy and sell could impact our reputation, sales and financial results.
Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we import, transport and sell to consumers. Regulations and standards in this area, including federal laws and regulations enforced by the U.S. Consumer Product Safety Commission (such as the Consumer Product Safety Improvement Act of 2008) and the U.S. Food and Drug Administration (such as the U.S. Food Safety Modernization Act), state laws and regulations like California’s Proposition 65 and similar obligations in other countries in which we operate, impose restrictions and requirements on the merchandise we buy and sell. These requirements change from time to time, and new national, state, provincial or local regulations in the U.S. and other countries that may affect our business are contemplated and enacted with some regularity. We rely on our vendors to provide quality merchandise that complies with applicable laws and regulations and our vendor code of conduct. However, our vendors have not always complied with such obligations. If we, our merchandise vendors, or other third parties performing services on our behalf are unable or fail to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to existing or new merchandise categories or in new geographies, or if we sell non-compliant, unsafe, or previously recalled products, we could have to conduct product recalls, incur significant fines or penalties for non-compliance with applicable laws and regulations and have to curtail some aspects of our sales or operations, any of which could have an adverse effect on our financial results. Allegations of non-compliance with applicable laws and regulations could, and in certain instances in the past have, exposed us to litigation or governmental enforcement action. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor these obligations to an extent we consider sufficient or at all. In certain circumstances, we may bear some responsibility for compliance with applicable product safety laws, labeling requirements and other applicable laws and regulations. In addition, failure to comply with, or the perception that we have failed to comply with, other social compliance, product, labor and/or environmental standards or monitoring practices, all of which continue to evolve, related to the products we sell could subject us to reputational harm and impact our financial results.
Concerns or issues with the quality, safety and sourcing of merchandise, particularly with products subject to increased levels of regulation or inquiry, or the authenticity of merchandise, could result in regulatory, civil or criminal fines or penalties; litigation or reputational harm, any of which could have an adverse effect on our financial results.
Tax matters could adversely affect our results of operations and financial condition.
We are subject to income and other taxes in the U.S. and numerous foreign jurisdictions. Our effective income tax rate and future tax liability could be adversely affected by numerous factors including the results of tax audits; income before taxes being lower than anticipated in countries with lower statutory income tax rates and higher than anticipated in countries with higher statutory income tax rates; changes in income tax rates; changes in transfer pricing; changes in the valuation of deferred tax assets and liabilities; changes in applicable tax legislation, regulations, treaties and other guidance; and changes in accounting principles and interpretations relating to tax matters, any of which could adversely impact our results of operations and financial condition in future periods. Significant judgment is required in evaluating and estimating our worldwide provision and accruals for taxes, and actual results may differ from our estimations.

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
We use a variety of strategies and techniques designed to identify cybersecurity risks and reduce the risk of unauthorized access to our organization’s confidential information (including customer, vendor, and Associate data) and critical business systems. This approach includes various assessment activities (e.g. threat actor emulation and penetration testing), tabletop exercises, security awareness and training activities (e.g. simulated phishing campaigns and specialized training for cybersecurity personnel), encryption of certain types of information, and certain controls governing access to TJX facilities and systems, among other threat- and risk-based safeguards. The scope and level of our risk-based initiatives in these areas varies across functions and across the business.
We maintain an Information Management Program that is overseen by our Information Management Steering Committee (the “IMSC”), which is a cross-functional group consisting of senior leaders from areas such as IT, Cybersecurity, Risk and Compliance, Privacy, Legal, and Audit. The IMSC is responsible for developing and updating policies to support TJX’s Information Management Program and enhance the overall privacy, information security, and records management posture of our business.
Within our Cybersecurity department, our Security Operations Center provides threat detection and incident response capabilities. We also have an incident response plan which describes roles and responsibilities for internal stakeholders in responding to and escalating potential cybersecurity incidents. We periodically test this plan through tabletop exercises with relevant stakeholders across various functions of our business, including members of senior management.
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
As discussed in Item 1A in this Form 10-K, despite our continuing efforts, our IT systems, as well as those of our suppliers, service providers and other third parties whose IT systems we utilize directly or indirectly, are targeted by attempts to access or obtain personal or other sensitive information, attempts at monetary theft and attempts to disrupt business. These attempts continue to evolve and are becoming increasingly sophisticated (including through the use of artificial intelligence). While some of these attempts have resulted in cybersecurity incidents, the unauthorized intrusion into our network discovered late in 2006 is the only such cybersecurity incident to date that has been material to the results of our operations. For more information, see “Compromises of our cybersecurity, disruptions in our information technology systems, or failure to satisfy the information technology needs of our business could result in material loss or liability, materially impact our operating results or materially harm our reputation.” in Item 1A in this Form 10-K.
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

STORE LOCATIONS
Stores were operated in the following locations at the end of fiscal 2025. Counts include both banners within a combo or a superstore:

United States	Marmaxx(a)	Sierra	HomeGoods(a)	Total
Alabama	39	—	12	51
Arizona	42	—	18	60
Arkansas	18	—	5	23
California	273	—	104	377
Colorado	29	10	12	51
Connecticut	52	1	21	74
Delaware	9	—	7	16
District of Columbia	6	—	—	6
Florida	208	—	92	300
Georgia	95	1	34	130
Hawaii	8	—	—	8
Idaho	9	1	3	13
Illinois	100	9	36	145
Indiana	46	3	13	62
Iowa	20	3	7	30
Kansas	19	2	7	28
Kentucky	32	2	7	41
Louisiana	31	—	10	41
Maine	13	1	5	19
Maryland	56	1	26	83
Massachusetts	108	3	41	152
Michigan	76	7	23	106
Minnesota	34	9	16	59
Mississippi	20	—	6	26
Missouri	39	—	13	52
Montana	6	2	2	10
Nebraska	11	2	6	19
Nevada	22	1	7	30
New Hampshire	28	6	15	49
New Jersey	91	4	55	150
New Mexico	12	1	4	17
New York	169	8	66	243
North Carolina	71	—	32	103
North Dakota	6	2	4	12
Ohio	90	5	29	124
Oklahoma	21	—	6	27
Oregon	28	3	10	41
Pennsylvania	103	4	38	145
Puerto Rico	31	—	6	37
Rhode Island	12	—	6	18
South Carolina	36	2	17	55
South Dakota	6	—	1	7
Tennessee	55	—	19	74
Texas	179	—	81	260
Utah	19	6	11	36
Vermont	9	1	1	11
Virginia	72	4	39	115
Washington	43	2	19	64
West Virginia	11	—	5	16
Wisconsin	45	9	18	72
Wyoming	5	2	—	7
Total stores	2,563	117	1,015	3,695
(a)Marmaxx operates TJ Maxx and Marshalls. HomeGoods operates HomeGoods and Homesense.

Canada	Winners	HomeSense	Marshalls	Total
Alberta	44	22	19	85
British Columbia	42	23	9	74
Manitoba	9	5	5	19
New Brunswick	4	3	4	11
Newfoundland	3	2	2	7
Nova Scotia	11	5	2	18
Ontario	129	73	50	252
Prince Edward Island	1	1	—	2
Quebec	57	22	15	94
Saskatchewan	7	4	3	14
Total stores	307	160	109	576

Europe	TK Maxx	Homesense	Total
United Kingdom	355	73	428
Republic of Ireland	27	2	29
Germany	182	—	182
Poland	53	—	53
Austria	21	—	21
The Netherlands	17	—	17
Total stores	655	75	730

Australia	TK Maxx
Australian Capital Territory	3
New South Wales	26
Queensland	26
Victoria	21
South Australia	5
Western Australia	2
Tasmania	1
Total stores	84
DISTRIBUTION CENTERS
The following is a summary of our primary owned and leased distribution and fulfillment centers as of February 1, 2025. Square footage information for the distribution and fulfillment centers represents total “ground cover” of the facility.

	Owned		Leased		Total
Square footage in millions	Sq/ft	Count	Sq/ft	Count	Sq/ft	Count
Marmaxx	9	9	6	9	15	18
HomeGoods	5	6	0	1	5	7
Sierra	1	1	1	1	2	2
TJX Canada	—	—	3	5	3	5
TJX International	1	1	4	9	5	10
Total	16	17	14	25	30	42
OFFICE SPACE
TJX has corporate headquarters in Massachusetts which consists of both owned and leased space. Additionally, we own and lease additional office space throughout the United States and in various countries. As of February 1, 2025, TJX owned and leased a combined 3.7 million square feet of office space, primarily within the United States. Square footage information for office space represents total space owned or leased.

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
The approximate number of common shareholders of record at February 1, 2025 was 1,800.

INFORMATION ON SHARE REPURCHASES
The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2025 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
November 3, 2024 through November 30, 2024	1,219,600	$120.61	1,219,600	$1,757,203,298
December 1, 2024 through January 4, 2025	3,208,279	$124.30	3,208,279	$1,358,406,178
January 5, 2025 through February 1, 2025	2,513,564	$121.98	2,513,564	$3,551,805,664
Total	6,941,443		6,941,443
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2025, we announced that our Board of Directors had approved a new stock repurchase program that authorized the repurchase of up to an additional $2.5 billion of our common stock from time to time. Under this program and previously announced programs, we had approximately $3.6 billion available for repurchase as of February 1, 2025.

ITEM 6. Reserved

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
TJX provides projections and other forward-looking statements in the following discussions particularly relating to our future financial performance. These forward-looking statements are estimates based on information currently available to us and subject to the cautionary statements set forth on page 3 of this Form 10-K. Our results are subject to risks, uncertainties and potentially inaccurate assumptions that could cause actual results to differ materially from those expressed or implied by any such forward-looking statements. Applicable risks and uncertainties include, among others, those described in Part I, Item 1A, Risk Factors, as well as other information we file with the SEC. TJX undertakes no obligation to update or revise any forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized.
The discussion that follows relates to our 52-week fiscal year ended February 1, 2025 (fiscal 2025) and our 53-week fiscal year ended February 3, 2024 (fiscal 2024) and our 52-week fiscal year ended January 31, 2026 (fiscal 2026).
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended February 3, 2024.
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. Our mission is to deliver great value to our customers every day. We do this by selling a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day through our stores and six e-commerce sites. We operate over 5,000 stores through our four segments: in the U.S., Marmaxx (which operates TJ Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates TK Maxx, Homesense, tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe, and TK Maxx in Australia). In addition to our four segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
Highlights of our financial performance for fiscal 2025 include the following:
–Net sales increased 4% to $56.4 billion for fiscal 2025 versus $54.2 billion for fiscal 2024. As of February 1, 2025, the number of stores in operation increased approximately 3% and selling square footage increased approximately 2% compared to the end of fiscal 2024.
–Consolidated comp store sales increased 4% in fiscal 2025. See Net Sales below for the definition of comp store sales.
–Diluted earnings per share were $4.26 for fiscal 2025, compared to $3.86 for fiscal 2024, which included an estimated benefit of $0.10 from the 53rd week in fiscal 2024.
–Pre-tax profit margin (the ratio of pre-tax income to net sales) for fiscal 2025 was 11.5%. This was a 0.5 percentage point increase compared to 11.0% for fiscal 2024, which included an estimated 0.1 percentage point benefit from the 53rd week in fiscal 2024.
–Our cost of sales, including buying and occupancy costs, ratio for fiscal 2025 was 69.4%, a 0.6 percentage point decrease compared to 70.0% for fiscal 2024.
–Our selling, general and administrative (“SG&A”) expense ratio for fiscal 2025 was 19.4%, a 0.1 percentage point increase compared to 19.3% for fiscal 2024.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites and Sierra stores, were up 1% at the end of fiscal 2025 as compared to the prior year.
–During fiscal 2025, we returned $4.1 billion to our shareholders through share repurchases and dividends. A dividend of $0.375 per share was declared in the fourth quarter of fiscal 2025 and paid in March 2025.
–We announced that we plan to enter Spain with our TK Maxx banner in fiscal 2027.

Equity Investments
During fiscal 2025, we entered into a definitive agreement for a joint venture with Grupo Axo, S.A.P.I de C.V. (“Axo”) to hold a 49% ownership stake in Multibrand Outlet Stores S.A.P.I. de C.V. (“MOS”) which operates off-price, physical store businesses in Mexico and includes a total of over 200 stores for its Promoda, Reduced, and Urban Store banners. We have the option to increase our ownership interest in the joint venture over the long term. During the third quarter of fiscal 2025, we completed this investment for $193 million, which includes a purchase price of $179 million and acquisition costs of $14 million. This investment is accounted for under the equity method of accounting.
During fiscal 2025, we entered into a definitive agreement to acquire a 35% ownership stake in privately held Brands for Less (“BFL”), representing a non-controlling, minority position. BFL currently operates over 100 stores, primarily in the UAE and Saudi Arabia, as well as an e-commerce business, and is the region’s only major off-price branded apparel, toys and home fashions retailer. During the fourth quarter of fiscal 2025, we completed this investment for $358 million, which includes a purchase price of $344 million and acquisition costs of $14 million. This investment is accounted for under the equity method of accounting.
The results of our share of both of these investments are recorded on a one-quarter lag as their results are not expected to be available in time to be recorded in the concurrent period. These investments did not have a material impact on our fiscal 2025 results and we do not expect them to have a material impact on our fiscal 2026 results.
Recent Events and Trends
Global Economic Conditions and Industry Trends
We continue to closely monitor changes in international trade relations, economic and monetary policies, or legislation and regulations including those related to tariffs on imports from China and other countries, which could adversely impact the global economy and our operating results. In particular, uncertainty remains regarding the potential impact on our direct imports, (with typically less than 10% of the merchandise that we purchase for our U.S. businesses directly imported from China), vendor and competitor pricing, consumer demand, tariff pass-throughs, and reciprocal or retaliatory tariffs.
Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales.

	Percentage of Net Sales
	Fiscal 2025	Fiscal 2024
Net sales	100.0%	100.0%
Cost of sales, including buying and occupancy costs	69.4	70.0
Selling, general and administrative expenses	19.4	19.3
Interest (income) expense, net	(0.3)	(0.3)
Income before income taxes*	11.5%	11.0%
*Figures may not foot due to rounding.
Net Sales
Net sales for fiscal 2025 totaled $56.4 billion, a 4% increase versus net sales of $54.2 billion for fiscal 2024. The increase includes a 4% increase in comp store sales, a 2% increase from non-comp store sales, a neutral impact from foreign currency exchange rates, partially offset by a negative 2% estimated year-over-year impact from the 53rd week in fiscal 2024. Net sales from our e-commerce sites combined amounted to less than 2% of total sales for both fiscal 2025 and fiscal 2024.
Comp store sales increased 4% for fiscal 2025 and increased 5% for fiscal 2024. Comp store sales for fiscal 2025 was driven by an increase in customer transactions. Both home comp store sales growth (as defined below) and apparel comp store sales growth (as defined below) generally performed in line with the overall comp store sales increase for fiscal 2025.
As of February 1, 2025, our store count increased approximately 3% and selling square footage increased approximately 2% compared to the same period last year.
Definition of Comparable Store Sales
We define comparable store sales, or comp store sales, to be sales of stores that have been in operation for all or a portion of two consecutive fiscal years, or, in other words, stores that are starting their third fiscal year of operation. In any given fiscal year, we calculate comp store sales on a 52-week basis by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have changed in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated comp store sales percentage is immaterial.

Sales excluded from comp store sales (“non-comp store sales”) consist of sales from:
–New stores - stores that have not yet met the comp store sales criteria, which represents a substantial majority of non-comp store sales
–Stores that are closed permanently or for an extended period of time
–Sales from our e-commerce sites (starting with the first quarter of fiscal 2026, we will no longer exclude sales from our e-commerce sites from comp store sales, which we do not expect to have a material impact on such figures).
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
We define customer transactions to be the number of transactions in stores included in the comp store sales calculation. We define average ticket to be the average retail price of the units sold. We define average basket to be the average dollar value of transactions.
Revenues by Geography
The percentages of our consolidated revenues by geography for the last two fiscal years are as follows:

	Fiscal 2025	Fiscal 2024
United States:
Northeast	21%	22%
Midwest	13	13
South (including Puerto Rico)	28	28
West	16	15
Total United States	78%	78%
Canada	9	9
Europe	12	12
Australia	1	1
Total TJX	100%	100%
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 69.4% for fiscal 2025, a decrease of 0.6 percentage points compared to 70.0% of net sales for fiscal 2024.
The decrease in the cost of sales ratio, including buying and occupancy costs, was attributable to higher merchandise margin due to higher markon, lower freight costs and lower inventory shrink expense, partially offset by higher supply chain costs.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, was 19.4% for fiscal 2025, an increase of 0.1 percentage points compared to 19.3% for fiscal 2024.
The increase in SG&A ratio for fiscal 2025 was due to incremental store wage and payroll costs, partially offset by a favorable year-over-year impact from a prior year reserve related to a German COVID program receivable and the year-over-year benefit from closing HomeGoods’ e-commerce business last year.
Interest (Income) Expense, net
The components of interest (income) expense, net for the last two fiscal years are summarized below:

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024
		(53 weeks)
Interest expense	$78	$82
Capitalized interest	(2)	(3)
Interest (income)	(257)	(249)
Interest (income) expense, net	$(181)	$(170)
Interest (income) expense, net increased for fiscal 2025 compared to fiscal 2024 due to an increase in interest income driven by a higher average cash balance.
Provision for Income Taxes
In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. These rules did not have a material impact on our financial statements for fiscal 2025 and did not materially increase our global tax costs on our fiscal 2025 financial statements. There remains uncertainty as to the final Pillar Two model rules. We are continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which we operate.

The effective income tax rate was 25.0% for fiscal 2025 and fiscal 2024. There were no significant changes to our effective income tax rate for fiscal 2025, compared to fiscal 2024.
Net Income and Diluted Earnings Per Share
Net income was $4.9 billion in fiscal 2025 compared to $4.5 billion in fiscal 2024. Diluted earnings per share in fiscal 2025 were $4.26 compared to $3.86 in fiscal 2024, which included an estimated benefit of $0.10 per share from the 53rd week in fiscal 2024. Foreign currency had a $0.01 positive impact on diluted earnings per share in fiscal 2025 compared to a neutral impact on diluted earnings per share in fiscal 2024.
Segment Information
We operate four segments. In the United States, our Marmaxx segment operates TJ Maxx, Marshalls, tjmaxx.com and marshalls.com and our HomeGoods segment operates HomeGoods and Homesense. Our TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and our TJX International segment operates TK Maxx, Homesense, tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe and TK Maxx in Australia. In addition to our four segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
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
Presented below is selected financial information related to our segments.

U.S. SEGMENTS
Marmaxx

	Fiscal Year Ended
U.S. dollars in millions	February 1, 2025	February 3, 2024
		(53 weeks)
Net sales	$34,604	$33,413
Segment profit	$4,895	$4,597
Segment profit margin	14.1%	13.8%
Comp store sales	4%	6%
Stores in operation at end of period:
TJ Maxx	1,333	1,319
Marshalls	1,230	1,197
Sierra	117	95
Total	2,680	2,611
Selling square footage at end of period (in millions):
TJ Maxx	30	29
Marshalls	27	27
Sierra	1	1
Total	58	57
Net Sales
Net sales for Marmaxx were $34.6 billion for fiscal 2025, an increase of 4% compared to $33.4 billion for fiscal 2024. The increase in net sales reflects a 4% increase from comp store sales and a 2% increase from non-comp store sales, partially offset by a negative 2% estimated year-over-year impact of the 53rd week in fiscal 2024.
The increase in comp store sales for fiscal 2025 was driven by an increase in customer transactions. While both Marmaxx home and apparel comp store sales growth were positive, home comp store sales growth outperformed apparel comp store sales growth for fiscal 2025. Geographically, comp store sales growth was positive across all regions.
Segment Profit Margin
Segment profit margin increased to 14.1% for fiscal 2025 compared to a segment profit margin of 13.8% for fiscal 2024. The increase in segment profit margin was primarily driven by higher merchandise margin, partially offset by incremental store wage and payroll costs and higher occupancy and administrative costs. Merchandise margin reflects higher markon and lower inventory shrink expense.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented less than 3% of Marmaxx’s net sales for fiscal 2025 and fiscal 2024, and did not have a significant impact on year-over-year segment margin comparisons.
In fiscal 2026, we expect to open 40 Marmaxx net new stores and approximately 20 new Sierra stores, which would increase selling square footage by approximately 2%.

HomeGoods

	Fiscal Year Ended
U.S. dollars in millions	February 1, 2025	February 3, 2024
		(53 weeks)
Net sales	$9,386	$8,990
Segment profit	$1,021	$861
Segment profit margin	10.9%	9.6%
Comp store sales	4%	3%
Stores in operation at end of period:
HomeGoods	943	919
Homesense	72	55
Total	1,015	974
Selling square footage at end of period (in millions):
HomeGoods	17	17
Homesense	2	1
Total	19	18
Net Sales
Net sales for HomeGoods were $9.4 billion for fiscal 2025, an increase of 4%, compared to $9.0 billion for fiscal 2024. The increase in net sales reflects a 4% increase from comp store sales and a 2% increase from non-comp store sales, partially offset by a negative 2% estimated year-over-year impact of the 53rd week in fiscal 2024.
The increase in comp store sales for fiscal 2025 reflected an increase in customer transactions, partially offset by a decrease in average basket. Geographically, comp store sales growth was strongest in the West and Midwest regions.
Segment Profit Margin
Segment profit margin increased to 10.9% for fiscal 2025 compared to a segment profit margin of 9.6% for fiscal 2024. The increase in segment profit margin for fiscal 2025 was primarily driven by higher merchandise margin and the year-over-year benefit from closing HomeGoods’ e-commerce business last year, partially offset by incremental store wage and payroll costs. Merchandise margin reflects lower freight costs and higher markon.
In fiscal 2026, we expect to open 30 new HomeGoods stores, of which 9 are expected to be Homesense stores. This would increase selling square footage by approximately 3%.

FOREIGN SEGMENTS
TJX Canada

	Fiscal Year Ended
U.S. dollars in millions	February 1, 2025	February 3, 2024
		(53 weeks)
Net sales	$5,189	$5,046
Segment profit	$703	$715
Segment profit margin	13.5%	14.2%
Comp store sales	5%	3%
Stores in operation at end of period:
Winners	307	302
HomeSense	160	158
Marshalls	109	106
Total	576	566
Selling square footage at end of period (in millions):
Winners	7	7
HomeSense	3	3
Marshalls	2	2
Total	12	12
Net Sales
Net sales for TJX Canada were $5.2 billion for fiscal 2025, an increase of 3% compared to $5.0 billion for fiscal 2024. The increase in net sales reflects a 5% increase in comp store sales and a 2% increase in non-comp store sales, partially offset by a negative foreign currency exchange rate impact of 2% and a negative 2% estimated year-over-year impact of the 53rd week in fiscal 2024. The increase in comp store sales was driven by an increase in customer transactions.
Segment Profit Margin
Segment profit margin decreased to 13.5% for fiscal 2025 compared to a segment profit margin of 14.2% for fiscal 2024. The decrease for fiscal 2025 was primarily driven by incremental store wage and payroll costs, third-party supply chain exit costs this year, and the unfavorable year-over-year impact related to an insurance claim recovery last year.
In fiscal 2026, we expect to open 12 new stores in Canada, which would increase selling square footage by approximately 2%.

TJX International

	Fiscal Year Ended
U.S. dollars in millions	February 1, 2025	February 3, 2024
		(53 weeks)
Net sales	$7,181	$6,768
Segment profit	$422	$332
Segment profit margin	5.9%	4.9%
Comp store sales	4%	3%
Stores in operation at end of period:
TK Maxx	655	644
Homesense	75	79
TK Maxx Australia	84	80
Total	814	803
Selling square footage at end of period (in millions):
TK Maxx	13	13
Homesense	1	1
TK Maxx Australia	1	1
Total	15	15
Net Sales
Net sales for TJX International were $7.2 billion for fiscal 2025, an increase of 6% compared to $6.8 billion for fiscal 2024. The increase in net sales reflects a 4% increase in comp store sales, a 3% increase from non-comp store sales and a positive foreign currency exchange rate impact of 1%, partially offset by a negative 2% estimated year-over-year impact of the 53rd week in fiscal 2024. The increase in comp store sales was driven by an increase in customer transactions.
E-commerce sales represented less than 4% of TJX International’s net sales for both fiscal 2025 and fiscal 2024.
Segment Profit Margin
Segment profit margin increased to 5.9% for fiscal 2025 compared to a segment profit margin of 4.9% for fiscal 2024. This increase was due to higher merchandise margin, a favorable year-over-year impact from a prior year reserve related to a German COVID program receivable, partially offset by incremental store wage costs. Merchandise margin reflects higher markon and lower markdowns.
In fiscal 2026, we expect to open 22 net new stores in Europe and 6 new stores in Australia, which would increase selling square footage by approximately 3%.
GENERAL CORPORATE EXPENSE

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024
		(53 weeks)
General corporate expense	$739	$708
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for fiscal 2025 was primarily driven by other administrative costs and share-based compensation costs, partially offset by the favorable year-over-year impacts related to the mark-to-market adjustments on inventory hedges.

ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of February 1, 2025, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended February 1, 2025, as described in Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs for the foreseeable future.
As of February 1, 2025, we held $5.3 billion in cash. Approximately $1.4 billion of our cash was held by our foreign subsidiaries with $875 million held in countries where we intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through February 1, 2025. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
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
Operating Activities
Net cash provided by operating activities was $6.1 billion in both fiscal 2025 and fiscal 2024. Our operating cash flows increased by $59 million compared to fiscal 2024 primarily due to a $390 million increase in net income, partially offset by a $215 million decrease in accrued expenses reflecting lower incentive compensation costs.
Investing Activities
Investing activities resulted in net cash outflows of $2.5 billion in fiscal 2025 and $1.7 billion in fiscal 2024. The cash outflows for both periods were primarily driven by capital expenditures. In addition, fiscal 2025 cash outflows include the purchase of our equity method investments related to our joint venture with Grupo Axo and a minority ownership position in BFL.
Net cash used in investing activities include capital expenditures for the last two fiscal years as set forth in the table below:

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024
New stores	$176	$153
Store renovations and improvements	788	725
Office and distribution centers	954	844
Total capital expenditures	$1,918	$1,722
We expect our capital expenditures in fiscal 2026 will be in the range of approximately $2.1 billion to $2.2 billion, including approximately $1.0 billion to $1.1 billion for our offices and distribution centers (including information technology systems) to support growth, approximately $0.9 billion for store renovations and approximately $0.2 billion for new stores. We plan to fund these expenditures with our existing cash balances and through internally generated funds.
During fiscal 2025, we entered into a definitive agreement for a joint venture with Axo to hold a 49% ownership stake in MOS, Axo’s off-price, physical store business in Mexico. We have the option to increase our ownership interest in the joint venture over the long term. During the third quarter of fiscal 2025, we completed this investment for $193 million, which includes a purchase price of $179 million and acquisition costs of $14 million. We and Axo both expect to make additional future investments in the joint venture to support the expected growth of the business.
During fiscal 2025, we entered into a definitive agreement to make an investment for a 35% ownership stake in privately held BFL, representing a non-controlling, minority position. During the fourth quarter of fiscal 2025, we completed this investment for $358 million, which includes a purchase price of $344 million and acquisition costs of $14 million.

We funded these expenditures and investments with our existing cash balances and through internally generated funds.
Financing Activities
Net cash used in financing activities resulted in net cash outflows of $3.8 billion in fiscal 2025 compared to net cash outflows of $4.2 billion in fiscal 2024. The cash outflows for both periods were primarily driven by equity repurchases and dividend payments.
Debt
The cash outflows in fiscal 2024 were due to the repayment of our $500 million 2.500% ten-year Notes due May 2023 during the second quarter of fiscal 2024. For further information regarding long-term debt, see Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
Equity
Under our stock repurchase program, we paid $2.5 billion to repurchase and retire 22.3 million shares of our stock in fiscal 2025. We paid $2.5 billion to repurchase and retire 29 million shares of our stock in fiscal 2024.
In February 2025, we announced that our Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $2.5 billion of our common stock from time to time. We currently plan to repurchase approximately $2 billion to $2.5 billion of stock under our stock repurchase programs in fiscal 2026. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements, and other factors. The timing and amount of these purchases may change. As of February 1, 2025, approximately $3.6 billion remained available under our existing stock repurchase programs. For further information regarding equity repurchases, see Note D—Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
Dividends
We declared quarterly dividends on our common stock which totaled $1.50 per share in fiscal 2025 and $1.33 per share in fiscal 2024. Cash payments for dividends on our common stock totaled $1.6 billion for fiscal 2025 and $1.5 billion for fiscal 2024. We expect to pay quarterly dividends for fiscal 2026 of $0.425 per share, or an annual dividend of $1.70 per share, subject to the declaration and approval by our Board of Directors. This would represent a 13% increase over the per share dividends declared and paid in fiscal 2025.
Contractual Obligations
See the descriptions of our financing arrangements, commitments and contingencies, and contractual obligations outlined below and within the following Notes to Consolidated Financial Statements.
–See Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for future payments under long-term debt arrangements (including current installments).
–See Note L—Leases of Notes to Consolidated Financial Statements. Operating lease liabilities exclude legally binding minimum lease payments for approximately 150 leases signed but not yet commenced and include options to extend lease terms that are now deemed reasonably certain of being exercised according to our Lease Accounting Policy. The balances do not include variable costs for insurance, real estate taxes, other operating expenses and, in some cases, rent payments based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for fiscal 2025.
–See Note M—Accrued Expenses and Other Liabilities, Current and Long Term of Notes to Consolidated Financial Statements for long-term liabilities for which it is not reasonably possible for us to predict when they may be paid, which includes $0.7 billion for employee compensation and benefits and $0.2 billion for uncertain tax positions.
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
FOREIGN CURRENCY EXCHANGE RISK
We are exposed to foreign currency exchange rate risk on the translation of our foreign operations into the U.S. dollar and on purchases of goods in currencies that are not the local currencies where the goods are sold and on intercompany debt and interest payable between and among our domestic and international operations. Our currency risk primarily relates to our activity in the Canadian dollar, British pound and Euro. As more fully described in Note E—Financial Instruments of Notes to Consolidated Financial Statements, we use derivative financial instruments to hedge a portion of certain merchandise purchase commitments, primarily at our international operations, and a portion of our intercompany transactions with and within our international operations. We enter into derivative contracts only for the purpose of hedging the underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses on the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. Our foreign exchange risk management policy prohibits us from using derivative financial instruments for trading or other speculative purposes and we do not use any leveraged derivative financial instruments. We have performed a sensitivity analysis assuming a hypothetical 10% movement in the translation of our foreign operations into our reporting currency. The analysis indicated a potential impact of approximately $112 million on our pre-tax income in fiscal 2025 and approximately $105 million in fiscal 2024.
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
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report pursuant to Rules 13a-15 and 15d-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2025 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2025 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of February 1, 2025.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements contained herein, has audited the effectiveness of our internal control over financial reporting as of February 1, 2025, and has issued an attestation report on the effectiveness of our internal controls over financial reporting included herein.
ITEM 9B. Other Information
During the fiscal quarter ended February 1, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K under the Exchange Act.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this report. TJX will file with the Securities and Exchange Commission (SEC) a definitive proxy statement no later than 120 days after the close of its fiscal year ended February 1, 2025 (“Proxy Statement”). The other information required by this Item and not given in this Item will appear under the headings “Election of Directors” and “Corporate Governance,” including in “Board Leadership and Committees,” and “Audit and Finance Committee Report,” “Governance Policies and Practices” and, if applicable, “Beneficial Ownership” in our Proxy Statement, which sections are incorporated herein by reference.
In addition to our Global Code of Conduct, TJX has a Code of Ethics for TJX Executives governing its Executive Chairman, Chief Executive Officer and President, Chief Financial Officer, Principal Accounting Officer and other senior operating and financial executives. The Code of Ethics for TJX Executives is designed to ensure integrity in TJX’s financial reports and public disclosures. TJX also has a Director Code of Business Conduct & Ethics which promotes honest and ethical conduct, compliance with applicable laws, rules and regulations and the avoidance of conflicts of interest. Both of these codes of conduct are published at tjx.com. We intend to disclose any future amendments to, or waivers from, the Code of Ethics for TJX Executives or the Director Code of Business Conduct and Ethics within four business days of the waiver or amendment through a website posting or by filing a Current Report on Form 8-K with the SEC.

TJX has an insider trading policy which governs the purchase, sale, and/or other dispositions of its securities by TJX and its officers, directors, Associates, and other covered persons. TJX believes its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as the New York Stock Exchange listing standards applicable to TJX. A copy of TJX's Insider Trading Policy and its Pre-Clearance Trading Policy are filed as Exhibit 19.1 and Exhibit 19.2, respectively, to this Annual Report on Form 10-K.
ITEM 11. Executive Compensation
The information required by this Item will appear under the headings “Select Areas of Board Oversight - Compensation Risk Assessment,” “Compensation Discussion and Analysis,” “Compensation Tables” and “Director Compensation” in our Proxy Statement, which sections (excluding “Compensation Tables - Pay Versus Performance”) are incorporated herein by reference.
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
PART IV
ITEM 15. Exhibits, Financial Statement Schedule
(a) FINANCIAL STATEMENT SCHEDULE
For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.
Schedule II – Valuation and Qualifying Accounts

In millions	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Sales Return Reserve:
Fiscal Year Ended February 1, 2025	$150	$5,700	$5,699	$151
Fiscal Year Ended February 3, 2024	$148	$5,802	$5,800	$150
Fiscal Year Ended January 28, 2023	$142	$5,600	$5,594	$148

(b) EXHIBITS
Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3(i).1	Fifth Restated Certificate of Incorporation	10-K	3(i).1	4/3/2019
3(ii).1	By-laws as amended and restated through September 18, 2024	8-K	3.1	9/23/2024
4.01	Indenture between TJX and U.S. Bank National Association dated September 12, 2016	8-K	4.1	9/12/2016
4.02	First Supplemental Indenture dated as of September 12, 2016 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	9/12/2016
4.03	Indenture dated as of April 1, 2020 between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	4/1/2020
4.04	Third Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.4	4/1/2020
4.05	Fourth Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.5	4/1/2020
4.06	Fifth Supplemental Indenture, dated as of November 30, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto.	8-K	4.1	12/3/2020
4.07	Sixth Supplemental Indenture, dated as of November 30, 2020 by and TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	12/3/2020
4.08	Description of Registrant's Securities	10-K	4.06	3/27/2020
10.01	The Executive Severance Plan effective September 27, 2018*	10-Q	10.2	12/4/2018
10.02	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Carol Meyrowitz and TJX*	10-Q	10.3	12/4/2018
10.03	The Employment Agreement dated February 1, 2019 between Carol Meyrowitz and TJX*	10-K	10.03	4/3/2019
10.04	The Amendment to the Employment Agreement between Carol Meyrowitz and TJX effective as of January 28, 2022*	10-K	10.04	3/30/2022
10.05	The Letter Agreement dated January 31, 2025 between Carol Meyrowitz and TJX, filed herewith*
10.06	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Ernie Herrman and TJX*	10-Q	10.4	12/4/2018
10.07	The Employment Agreement dated February 1, 2019 between Ernie Herrman and TJX*	10-K	10.05	4/3/2019
10.08	The Amendment to the Employment Agreement between Ernie Herrman and TJX effective as of January 28, 2022*	10-K	10.07	3/30/2022
10.09	The Letter Agreement dated January 31, 2025 between Ernie Herrman and TJX, filed herewith*
10.10	The Employment Agreement dated February 2, 2018 between Kenneth Canestrari and TJX*	10-K	10.6	4/4/2018
10.11	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Kenneth Canestrari and TJX*	10-Q	10.7	12/4/2018
10.12	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of February 13, 2019*	10-K	10.16	4/3/2019
10.13	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of January 29, 2021*	10-K	10.17	3/31/2021
10.14	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of February 2, 2024*	10-K	10.17	4/3/2024
10.15	The Executive Severance and Change of Control Plan effective September 19, 2022*	10-K	10.18	4/3/2024
10.16	The Offer Letter Agreement dated February 2, 2024 between John Klinger and TJX*	10-K	10.19	4/3/2024
10.17	The Obligations Agreement dated November 14, 2022 between John Klinger and TJX*	10-Q	10.6	11/29/2022
10.18	The Employment Agreement dated January 16, 2018 between Douglas Mizzi and TJX*	10-K	10.7	4/4/2018
10.19	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Douglas Mizzi and TJX*	10-Q	10.8	12/4/2018

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.20	The Amendment to the Employment Agreement between Douglas Mizzi and TJX effective as of February 13, 2019*	10-K	10.19	4/3/2019
10.21	The Amendment to the Employment Agreement between Douglas Mizzi and TJX effective as of January 29, 2021*	10-K	10.21	3/31/2021
10.22	The Amendment to the Employment Agreement between Douglas Mizzi and TJX effective as of February 2, 2024*	10-K	10.25	4/3/2024
10.23	The Stock Incentive Plan (2022 Restatement)*	10-Q	10.1	8/26/2022
10.24	The Stock Incentive Plan Rules for U.K. Employees, effective as of September 19, 2022*	10-Q	10.3	11/29/2022
10.25	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2015*	10-Q	10.2	12/1/2015
10.26	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2022*	10-Q	10.2	11/29/2022
10.27	The Restricted Stock Unit Award granted under the Stock Incentive Plan on January 29, 2016 to Ernie Herrman*	10-K	10.19	3/29/2016
10.28	The Form of Performance Share Unit Award granted under the Stock Incentive Plan as of March 28, 2022*	10-Q	10.2	5/27/2022
10.29	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of March 28, 2022*	10-Q	10.3	5/27/2022
10.30	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan*	10-K	10.20	3/31/2015
10.31	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan as of June 7, 2016*	10-Q	10.2	8/26/2016
10.32	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan as of January 1, 2024*	10-Q	10.1	11/29/2023
10.33	The Management Incentive Plan and Long Range Performance Incentive Plan (2013 Restatement)*	10-K	10.22	4/2/2013
10.34	The General Deferred Compensation Plan (1998 Restatement) (the GDCP) and First Amendment to the GDCP, effective January 1, 1999*	10-K	10.9	4/29/1999
10.35	The Second Amendment to the GDCP, effective January 1, 2000*	10-K	10.10	4/28/2000
10.36	The Third and Fourth Amendments to the GDCP*	10-K	10.17	3/29/2006
10.37	The Fifth Amendment to the GDCP, effective January 1, 2008*	10-K	10.17	3/31/2009
10.38	The Supplemental Executive Retirement Plan (2015 Restatement)*	10-Q	10.3	5/29/2015
10.39	The Executive Savings Plan (As Amended and Restated, Effective January 1, 2022) (the ESP)*	10.K	10.46	3/30/2022
10.40	The First Amendment to the Executive Savings Plan, effective April 1, 2023*	10-Q	10.1	5/26/2023
10.41	The Second Amendment to the Executive Savings Plan, effective January 1, 2024*	10-K	10.49	4/3/2024
10.42	The Trust Agreement for Executive Savings Plan dated as of January 20, 2023 between TJX and Fidelity Management Trust Company*	10-K	10.55	3/29/2023
10.43	The Form of TJX Indemnification Agreement for its executive officers and directors*(p)	10-K	10(r)	4/27/1990
10.44	2026 Revolving Credit Agreement, dated June 25, 2021, by and among the TJX Companies, Inc., the lenders from time to time party thereto, U.S. Bank National Association, as administrative agent, HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as co-syndication agents, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank Securities, Inc., as co-documentation agents	8-K	10.1	6/29/2021
10.45	First Amendment to 2026 Revolving Credit Agreement, dated as of May 8, 2023, by and among The TJX Companies, Inc., U.S. Bank National Association, as administrative agent, and each of the lenders party thereto	10-Q	10.3	5/26/2023
10.46	2028 Amended and Restated Revolving Credit Agreement, dated as of May 8, 2023, by and among The TJX Companies, Inc., U.S. Bank National Association, as administrative agent, and each of the lenders party thereto**	10-Q	10.2	5/26/2023
19.1	Insider Trading Policy, filed herewith
19.2	Pre-clearance Trading Policy, filed herewith
21	Subsidiaries of TJX, filed herewith
23	Consent of Independent Registered Public Accounting Firm, filed herewith
24	Power of Attorney given by the Directors and certain Executive Officers of TJX, filed herewith

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
97	Policy for Recovery of Executive Officer Incentive Compensation (Amended and Restated as of October 2, 2023)	10-K	97	4/3/2024
101
The following materials from The TJX Companies, Inc.’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements

104	The cover page from The TJX Companies, Inc.'s Annual Report on Form 10-K for the fiscal year ended February 1, 2025, formatted in iXBRL (included in Exhibit 101)
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

THE TJX COMPANIES, INC.

/s/ JOHN KLINGER
Dated:	April 2, 2025	John Klinger, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ERNIE HERRMAN	/s/ JOHN KLINGER
Ernie Herrman, Chief Executive Officer, President and Director (Principal Executive Officer)	John Klinger, Chief Financial Officer (Principal Financial and Accounting Officer)

JOSÉ B. ALVAREZ*	AMY B. LANE*
José B. Alvarez, Director	Amy B. Lane, Director

ALAN M. BENNETT*	CAROL MEYROWITZ*
Alan M. Bennett, Director	Carol Meyrowitz, Executive Chairman of the Board of Directors

ROSEMARY T. BERKERY*	JACKWYN L. NEMEROV*
Rosemary T. Berkery, Director	Jackwyn L. Nemerov, Director

DAVID T. CHING*	CHARLES F. WAGNER, JR.*
David T. Ching, Director	Charles F. Wagner, Jr., Director

C. KIM GOODWIN*
C. Kim Goodwin, Director

		*BY	/s/ JOHN KLINGER
Dated:	April 2, 2025		John Klinger, as attorney-in-fact

The TJX Companies, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years Ended February 1, 2025, February 3, 2024 and January 28, 2023.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The TJX Companies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The TJX Companies, Inc. and its subsidiaries (the “Company”) as of February 1, 2025 and February 3, 2024, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended February 1, 2025, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended February 1, 2025 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Income Tax Provision
As described in Note K to the consolidated financial statements, the Company recorded a provision for income taxes of $1.6 billion for the year ended February 1, 2025 and has a deferred tax liability net of deferred tax assets of $8 million, including a valuation allowance of $51 million, as of February 1, 2025. The Company is subject to taxation in the United States, as well as multiple state, local and foreign jurisdictions. The use of estimates and judgments, as well as the interpretation and application of complex tax laws is required by management to determine its provision for income taxes.
The principal considerations for our determination that performing procedures relating to the provision for income taxes is a critical audit matter are (i) the significant judgment by management when determining the provision for income taxes, which led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures relating to the provision for income taxes.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the provision for income taxes. These procedures also included, among others, testing the provision for income taxes, including the rate reconciliation, current and deferred tax provision, and the application of tax laws and regulations.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
April 2, 2025

We have served as the Company’s auditor since 1962.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
IN MILLIONS EXCEPT PER SHARE AMOUNTS

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
		(53 weeks)
Net sales	$56,360	$54,217	$49,936
Cost of sales, including buying and occupancy costs	39,112	37,951	36,149
Selling, general and administrative expenses	10,946	10,469	8,927
Impairment on equity investment	—	—	218
Interest (income) expense, net	(181)	(170)	6
Income before income taxes	6,483	5,967	4,636
Provision for income taxes	1,619	1,493	1,138
Net income	$4,864	$4,474	$3,498
Basic earnings per share	$4.31	$3.90	$3.00
Weighted average common shares – basic	1,128	1,146	1,166
Diluted earnings per share	$4.26	$3.86	$2.97
Weighted average common shares – diluted	1,142	1,159	1,178
The accompanying notes are an integral part of the Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
IN MILLIONS

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
		(53 weeks)
Net income	$4,864	$4,474	$3,498
Additions to other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of related tax benefits of $8, $1 and $7 in fiscal 2025, 2024 and 2023, respectively	(105)	30	(56)
Recognition of net gains/(losses) on benefit obligations, net of related tax provisions of $10, $16 and $41 in fiscal 2025, 2024 and 2023, respectively	27	43	121
Reclassifications from other comprehensive (loss) income to net income:
Amortization of prior service cost and deferred gains, net of related tax benefit of $1 in fiscal 2025 and tax provisions of $1 and $6 in fiscal 2024 and 2023, respectively	1	1	16
Other comprehensive (loss) income, net of tax	(77)	74	81
Total comprehensive income	$4,787	$4,548	$3,579
The accompanying notes are an integral part of the Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
IN MILLIONS EXCEPT SHARE AMOUNTS

	Fiscal Year Ended
	February 1, 2025	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$5,335	$5,600
Accounts receivable, net	549	529
Merchandise inventories	6,421	5,965
Prepaid expenses and other current assets	617	511
Federal, state and foreign income taxes recoverable	69	59
Total current assets	12,991	12,664
Net property at cost	7,346	6,571
Non-current deferred income taxes, net	148	172
Operating lease right of use assets	9,641	9,396
Goodwill	94	95
Other assets	1,529	849
Total assets	$31,749	$29,747
Liabilities
Current liabilities:
Accounts payable	$4,257	$3,862
Accrued expenses and other current liabilities	5,040	4,870
Current portion of operating lease liabilities	1,636	1,620
Federal, state and foreign income taxes payable	75	99
Total current liabilities	11,008	10,451
Other long-term liabilities	1,050	924
Non-current deferred income taxes, net	156	148
Long-term operating lease liabilities	8,276	8,060
Long-term debt	2,866	2,862
Commitments and contingencies (See Note N)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,119,333,622 and 1,133,586,545 shares, respectively	1,119	1,134
Additional paid-in capital	—	—
Accumulated other comprehensive (loss) income	(609)	(532)
Retained earnings	7,883	6,700
Total shareholders’ equity	8,393	7,302
Total liabilities and shareholders’ equity	$31,749	$29,747
The accompanying notes are an integral part of the Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
IN MILLIONS

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
		(53 weeks)
Cash flows from operating activities:
Net income	$4,864	$4,474	$3,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,104	964	887
Impairment on equity investment	—	—	218
Loss on property disposals and impairment charges	10	61	23
Deferred income tax provision (benefit)	28	(7)	64
Share-based compensation	183	160	122
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(26)	37	(51)
(Increase) decrease in merchandise inventories	(539)	(145)	58
(Increase) decrease in income taxes recoverable	(10)	60	(5)
(Increase) in prepaid expenses and other current assets	(31)	(40)	(73)
Increase (decrease) in accounts payable	448	64	(600)
Increase (decrease) in accrued expenses and other liabilities	228	443	(23)
(Decrease) increase in income taxes payable	(31)	46	(126)
(Decrease) in net operating lease liabilities	(12)	(18)	(1)
Other, net	(100)	(42)	93
Net cash provided by operating activities	6,116	6,057	4,084
Cash flows from investing activities:
Property additions	(1,918)	(1,722)	(1,457)
Purchase of equity investments	(551)	—	—
Purchases of investments	(35)	(28)	(31)
Sales and maturities of investments	27	33	18
Net cash (used in) investing activities	(2,477)	(1,717)	(1,470)
Cash flows from financing activities:
Payments for repurchase of common stock	(2,513)	(2,484)	(2,255)
Proceeds from issuance of common stock	366	285	321
Cash dividends paid	(1,648)	(1,484)	(1,339)
Repayment of debt	—	(500)	—
Other	(43)	(32)	(33)
Net cash (used in) financing activities	(3,838)	(4,215)	(3,306)
Effect of exchange rate changes on cash	(66)	(2)	(58)
Net (decrease) increase in cash and cash equivalents	(265)	123	(750)
Cash and cash equivalents at beginning of year	5,600	5,477	6,227
Cash and cash equivalents at end of year	$5,335	$5,600	$5,477
The accompanying notes are an integral part of the Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
IN MILLIONS

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Par Value $1
Balance, January 29, 2022	1,181	$1,181	$—	$(687)	$5,509	$6,003
Net income	—	—	—	—	3,498	3,498
Other comprehensive income, net of tax	—	—	—	81	—	81
Cash dividends declared on common stock	—	—	—	—	(1,373)	(1,373)
Recognition of share-based compensation	—	—	122	—	—	122
Issuance of common stock under stock incentive plan and related tax effect	9	9	279	—	—	288
Common stock repurchased	(35)	(35)	(401)	—	(1,819)	(2,255)
Balance, January 28, 2023	1,155	$1,155	$—	$(606)	$5,815	$6,364
Net income	—	—	—	—	4,474	4,474
Other comprehensive income, net of tax	—	—	—	74	—	74
Cash dividends declared on common stock	—	—	—	—	(1,522)	(1,522)
Recognition of share-based compensation	—	—	160	—	—	160
Issuance of common stock under stock incentive plan and related tax effect	8	8	248	—	(1)	255
Common stock repurchased	(29)	(29)	(408)	—	(2,066)	(2,503)
Balance, February 3, 2024	1,134	$1,134	$—	$(532)	$6,700	$7,302
Net income	—	—	—	—	4,864	4,864
Other comprehensive (loss), net of tax	—	—	—	(77)	—	(77)
Cash dividends declared on common stock	—	—	—	—	(1,691)	(1,691)
Recognition of share-based compensation	—	—	183	—	—	183
Issuance of common stock under stock incentive plan and related tax effect	7	7	316	—	—	323
Common stock repurchased	(22)	(22)	(499)	—	(1,990)	(2,511)
Balance, February 1, 2025	1,119	$1,119	$—	$(609)	$7,883	$8,393
The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Basis of Presentation and Summary of Accounting Policies
Basis of Presentation
The Consolidated Financial Statements and Notes thereto of The TJX Companies, Inc. (referred to as “TJX” or “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the Consolidated Financial Statements of all of TJX’s subsidiaries, all of which are wholly owned. All of the Company's activities are conducted by TJX or its subsidiaries and are consolidated in these Consolidated Financial Statements. All intercompany transactions have been eliminated in consolidation. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method.
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The fiscal year ended February 1, 2025 (“fiscal 2025”) is a 52-week fiscal year. The fiscal year ended February 3, 2024 (“fiscal 2024”) was a 53-week fiscal year, and the fiscal year ended January 28, 2023 (“fiscal 2023”) was a 52-week fiscal year. Fiscal 2026 will be a 52-week fiscal year and will end January 31, 2026.
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
Summary of Accounting Policies
Revenue Recognition
Net Sales
Net sales consist primarily of merchandise sales, which are recorded net of a reserve for estimated returns, any discounts and sales taxes, for the sales of merchandise both within TJX’s stores and online. Net sales also include an immaterial amount of other revenues that represent less than 1% of total revenues, including revenue generated by the TJX-branded credit card program. In addition, certain customers, primarily Associates, may receive discounts that are accounted for as consideration reducing the transaction price. Merchandise sales from TJX’s stores are recognized at the point of sale when TJX provides the merchandise to the customer. The performance obligation is fulfilled at this point when the customer has obtained control by paying for and leaving with the merchandise. Merchandise sales made online are recognized when the product has been shipped, which is when legal title has passed and when TJX is entitled to payment, and the customer has obtained the ability to direct the use of and obtain substantially all of the remaining benefits from the goods. Shipping and handling activities related to online sales occur after the customer obtains control of the goods. TJX’s policy is to treat shipping costs as part of its fulfillment center costs within operating expenditures. As a result, shipping fee revenues received are recognized when control of the goods transfer to the customer and are recorded as net sales. Shipping and handling costs incurred by TJX are included in cost of sales, including buying and occupancy costs. TJX disaggregates revenue by segment, see Note G—Segment Information.
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

The following table presents deferred gift card revenue activity:

In millions	February 1, 2025	February 3, 2024
		(53 weeks)
Balance, beginning of year	$773	$721
Deferred revenue	2,005	2,020
Effect of exchange rate changes on deferred revenue	(8)	(1)
Revenue recognized	(1,946)	(1,967)
Balance, end of year	$824	$773
In addition to the deferred gift card activity presented in the table above, TJX recognized approximately $1.9 billion in fiscal 2023. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period. Based on historical experience, the Company estimates the amount of gift cards and store cards that will not be redeemed (referred to as breakage) and, to the extent allowed by local law, these amounts are amortized into income over the estimated redemption period. Revenue recognized from breakage was $38 million in fiscal 2025, $36 million in fiscal 2024 and $44 million in fiscal 2023.
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
Cash and Cash Equivalents
TJX generally considers highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. If applicable, investments with maturities greater than 90 days but less than one year at the date of purchase are included in short-term investments. These investments are classified as trading securities and are stated at fair value. Investments are classified as either short-term or long-term based on their original maturities. TJX’s investments are primarily institutional money market funds, bank investment products with major banks (such as time deposits), and high-grade commercial paper.
As of February 1, 2025, TJX’s cash and cash equivalents held outside the U.S. were $1.4 billion, of which $875 million was held in countries where TJX has the intention to reinvest any undistributed earnings indefinitely.

Merchandise Inventories
Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its businesses, except TK Maxx in Australia which is immaterial to TJX’s total inventory. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as that inventory has not been fully processed for sale (i.e. inventory in transit and unprocessed inventory in the Company’s distribution centers). Under the retail method, TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX records inventory at the time title transfers, which is typically at the time when inventory is shipped. As a result, Merchandise inventories on TJX’s Consolidated Balance Sheets include in-transit inventory of $1.6 billion at February 1, 2025 and $1.3 billion at February 3, 2024. Comparable amounts were reflected in Accounts payable at those dates.
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
Shares issued under TJX’s Stock Incentive Plan are issued from authorized but unissued shares, and proceeds received are recorded by increasing common stock for the par value of the shares with the excess over par added to APIC. A deferred tax asset is recorded upon expensing of stock compensation in the financial statements. This deferred tax asset is recognized upon the exercise of the related stock grants. Any excess tax benefits or deficiencies are included in the provision for income taxes. The par value of performance share units and restricted stock units is added to common stock when shares are delivered following performance measurement date or service period to the extent vesting requirements have been achieved. The fair value of stock awards and units are added to APIC as the awards are amortized into earnings over the related requisite service periods.
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
Interest (Income) Expense, net
TJX’s interest (income) expense, net is presented net of capitalized interest and interest income. The following is a summary of interest (income) expense, net:

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024	January 28, 2023
		(53 weeks)
Interest expense	$78	$82	$91
Capitalized interest	(2)	(3)	(7)
Interest (income)	(257)	(249)	(78)
Interest (income) expense, net	$(181)	$(170)	$6
TJX capitalizes interest during the active construction period of major capital projects and adds the interest to the related assets.

Property and Equipment
For financial reporting purposes, TJX provides for depreciation and amortization of property using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years to 15 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $1.1 billion in fiscal 2025, $958 million in fiscal 2024, and $879 million in fiscal 2023. TJX had no property held under finance leases during fiscal 2025, fiscal 2024 or fiscal 2023. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized, generally over 5 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated, and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.
Lease Accounting
Operating leases are included in “Operating lease right of use assets,” “Current portion of operating lease liabilities,” and “Long-term operating lease liabilities” on the Company’s Consolidated Balance Sheets. Right of use (“ROU”) assets represent TJX’s right to use an underlying asset for the lease term and lease liabilities represent TJX’s obligation to make lease payments arising from the lease. At the inception of the arrangement, the Company determines if an arrangement is a lease based on assessment of the terms and conditions of the contract. Operating lease ROU assets and lease liabilities are recognized at possession date based on the present value of lease payments over the lease term. The majority of the Company’s leases are retail store locations, and the possession date is typically 30 to 60 days prior to the opening of the store and generally occurs before the commencement of the lease term, as specified in the lease. TJX’s lessors do not provide an implicit rate, nor is one readily available, therefore the Company uses its incremental borrowing rate based on the information available at possession date in determining the present value of future lease payments. The incremental borrowing rate is calculated based on the US Consumer Discretionary yield curve and adjusted for collateralization and foreign currency impact for TJX International and Canada leases. The operating lease ROU assets also include any acquisition costs offset by lease incentives. The Company’s lease terms include options to extend the lease, which will be included in the operating lease ROU asset and lease liabilities when it is reasonably certain the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term within “Cost of sales, including buying and occupancy costs”. See Note L—Leases for a detailed discussion of lease accounting.
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
The following is a roll forward of goodwill by segment:

In millions	Marmaxx	TJX Canada	TJX International	Total
Balance, January 28, 2023	$70	$2	$25	$97
Effect of exchange rate changes on goodwill	—	0	(2)	(2)
Balance, February 3, 2024	$70	$2	$23	$95
Effect of exchange rate changes on goodwill	—	(0)	(1)	(1)
Balance, February 1, 2025	$70	$2	$22	$94
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

The following is a roll forward of tradenames:

	Fiscal Year Ended
	February 1, 2025			February 3, 2024
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite-lived intangible assets:
Sierra Trading Post	$39	$(39)	$—	$39	$(39)	$—
Indefinite-lived intangible asset:
Marshalls	$108	$—	$108	$108	$—	$108
TJX occasionally acquires or licenses other trademarks to be used in connection with private label merchandise. Such trademarks are included in other assets and are amortized to cost of sales, including buying and occupancy costs, over their useful life, generally from 7 to 10 years.
Goodwill, tradenames and trademarks, and the related accumulated amortization or impairment if any, are included in the respective segment to which they relate.
Impairment of Long-Lived Assets, Goodwill and Tradenames
TJX evaluates long-lived assets, including tradenames that are amortized and operating lease right of use assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. This evaluation is performed at the lowest level of identifiable cash flows which are largely independent of other groups of assets, generally at the individual store level for fixed assets and operating lease right of use assets, and at the reporting unit for tradenames that are amortized. If indicators of impairment are identified, an undiscounted cash flow analysis is performed to determine if the carrying value of the asset or asset group is recoverable. If the cash flow is less than the carrying value then an impairment charge will be recorded to the extent the fair value of an asset or asset group is less than the carrying value of that asset or asset group. This resulted in immaterial impairment charges on operating lease ROU assets and store fixed assets in fiscal 2025, fiscal 2024 and fiscal 2023. There were no impairments related to tradenames in fiscal 2025, fiscal 2024, or fiscal 2023.
Goodwill and indefinite life tradenames are tested for impairment whenever events or changes in circumstances indicate that an impairment may have occurred and at least annually in the fourth quarter of each fiscal year. Goodwill is tested for impairment by using a quantitative assessment by comparing the carrying value of the related reporting unit to its fair value. An impairment exists when this analysis, using typical valuation models such as the discounted cash flow method, shows that the fair value of the reporting unit is less than the carrying value of the reporting unit. The Company may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. The assessment of qualitative factors is optional and at the Company’s discretion. Indefinite life tradenames are tested for impairment by comparing their carrying value to their fair value, which is determined by calculating the discounted present value of assumed after-tax royalty payments. In fiscal 2025, fiscal 2024 and fiscal 2023, the Company bypassed the qualitative assessment and performed the quantitative impairment test. There were no impairments related to the Company’s goodwill or indefinite life tradenames in fiscal 2025, fiscal 2024, or fiscal 2023.
Advertising Costs
TJX expenses advertising costs as incurred. Advertising expense was $617 million for fiscal 2025, $573 million for fiscal 2024 and $507 million for fiscal 2023.
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

Equity Investments
Multibrand Outlet Stores
During fiscal 2025, the Company entered into a definitive agreement for a joint venture with Grupo Axo, S.A.P.I de C.V. (“Axo”) to hold a 49% ownership stake in Multibrand Outlet Stores S.A.P.I. de C.V. (“MOS”), which operates off-price, physical store businesses in Mexico and includes a total of over 200 stores for its Promoda, Reduced, and Urban Store banners. TJX has the option to increase its ownership interest in the joint venture over the long term. During the third quarter of fiscal 2025, TJX completed this investment for $193 million, which includes a purchase price of $179 million and acquisition costs of $14 million. This investment is accounted for under the equity method of accounting and recorded in Other assets on the Consolidated Balance Sheets.
For the fiscal year ended February 1, 2025, the carrying value of the Company’s equity investment in MOS was $168 million, which exceed its share of MOS’ net assets by approximately $133 million. All of this difference is comprised of goodwill and tradenames. Tradenames are definite-lived intangible assets and are amortized straight-line over their useful lives of 10 years. As of February 1, 2025, the revaluation of the investment from Mexican Pesos to the U.S. dollar resulted in a cumulative translation loss and reduced the carrying value of the investment by $11 million. The cumulative translation loss has been recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive (loss) income.
TJX reports the results of its share of the investments in MOS on a one-quarter lag as their results are not expected to be available in time to be recorded in the concurrent period. Earnings from the Company’s investment are recorded in Selling, general & administrative expenses on the Consolidated Statement of Income. The investment did not have a material impact on its fiscal 2025 results.
Brands for Less
During fiscal 2025, the Company entered into a definitive agreement to acquire a 35% ownership stake in privately held Brands for Less (“BFL”), representing a non-controlling, minority position. BFL currently operates over 100 stores, primarily in the UAE and Saudi Arabia, as well as an e-commerce business, and is the region’s only major off-price branded apparel, toys and home fashions retailer. During the fourth quarter of fiscal 2025, TJX completed this investment for $358 million, which includes a purchase price of $344 million and acquisition costs of $14 million. This investment is accounted for under the equity method of accounting and is recorded in Other assets on the Consolidated Balance Sheets.
For the fiscal year ended February 1, 2025, the carrying value of the Company’s equity investment in BFL was $336 million, which exceed its share of BFL net assets by approximately $292 million. All of this difference is comprised of goodwill and a tradename. The tradename is a definite-lived intangible asset and will be amortized straight-line over the useful life of 15 years.
TJX will report the results of its share of the investment with BFL on a one-quarter lag as their results are not expected to be available in time to be recorded in the concurrent period. Earnings from the investment in BFL will be recorded in Selling, general & administrative expenses on the Consolidated Statement of Income. The investment did not have a material impact on its fiscal 2025 results.
Both equity investments are evaluated for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If the Company concludes that there is an other-than-temporary impairment of these equity investments, it will adjust the carrying amount of the investments to the current fair value. As of the end of fiscal 2025, the Company determined that no impairments of its equity method investments existed.
Familia
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
SEC Rule Changes
In March 2024, the SEC adopted new rules phasing in for fiscal years beginning on or after January 1, 2025 that will require registrants to provide certain climate-related information in their registration statements and annual reports. In April 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. The Company is currently monitoring the status of these rules and any potential impact on its Consolidated Financial Statements and financial statement disclosures.
Recently Adopted Accounting Standards
Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued guidance related to improvements to reportable segment disclosures. The new standard improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis to enable investors to develop more decision-useful financial analyses. The Company adopted this standard as of February 1, 2025, on a retrospective basis. Refer to Note G—Segment Information for the impact upon adoption of the new required disclosures.
Note B. Property at Cost
The following table presents the components of property at cost:

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024	January 28, 2023
Land and buildings	$2,558	$2,179	$2,043
Leasehold costs and improvements	4,710	4,306	3,874
Furniture, fixtures and equipment	8,714	8,134	7,400
Total property at cost	$15,982	$14,619	$13,317
Less accumulated depreciation and amortization	8,636	8,048	7,534
Net property at cost	$7,346	$6,571	$5,783
Presented below is information related to carrying values of TJX’s long-lived tangible assets by geographic location:

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024	January 28, 2023
United States	$5,869	$5,127	$4,518
Canada	364	341	274
Europe	1,041	1,028	923
Australia	72	75	68
Total long-lived tangible assets	$7,346	$6,571	$5,783

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income relate to the Company’s foreign currency translation adjustments and deferred gains/(losses) on pension and other post-retirement obligations, all of which are recorded net of the related income tax effects. The following table details the changes in Accumulated other comprehensive (loss) income for fiscal 2025, fiscal 2024 and fiscal 2023:

In millions and net of immaterial taxes	Foreign Currency Translation	Deferred Benefit Costs	Accumulated Other Comprehensive (Loss) Income
Balance, January 29, 2022	$(488)	$(199)	$(687)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	(56)	—	(56)
Recognition of net gains on benefit obligations, net of taxes	—	121	121
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	16	16
Balance, January 28, 2023	$(544)	$(62)	$(606)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	30	—	30
Recognition of net gains on benefit obligations, net of taxes	—	43	43
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	1	1
Balance, February 3, 2024	$(514)	$(18)	$(532)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	(105)	—	(105)
Recognition of net gains on benefit obligations, net of taxes	—	27	27
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	1	1
Balance, February 1, 2025	$(619)	$10	$(609)
Note D. Capital Stock and Earnings Per Share
Capital Stock
In February 2025, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $2.5 billion of TJX common stock from time to time. Under this program and previously announced programs, TJX had approximately $3.6 billion available for repurchase as of February 1, 2025.
The following table provides share repurchases, excluding applicable excise tax:

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024	January 28, 2023
Total number of shares repurchased and retired	22.3	29.0	34.9
Total cost	$2,495	$2,484	$2,255
All shares repurchased under the stock repurchase programs have been retired. These expenditures were funded by cash generated from operations.
TJX has 5 million shares of authorized but unissued preferred stock, $1 par value.

Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Fiscal Year Ended
Amounts in millions, except per share amounts	February 1, 2025	February 3, 2024	January 28, 2023
		(53 weeks)
Basic earnings per share:
Net income	$4,864	$4,474	$3,498
Weighted average common shares outstanding for basic earnings per share calculation	1,128	1,146	1,166
Basic earnings per share	$4.31	$3.90	$3.00
Diluted earnings per share:
Net income	$4,864	$4,474	$3,498
Weighted average common shares outstanding for basic earnings per share calculation	1,128	1,146	1,166
Assumed exercise/vesting of stock options and awards	14	13	12
Weighted average common shares outstanding for diluted earnings per share calculation	1,142	1,159	1,178
Diluted earnings per share	$4.26	$3.86	$2.97
Cash dividends declared per share	$1.50	$1.33	$1.18
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 4 million, 5 million, and 6 million such options excluded at the end of fiscal 2025, fiscal 2024 and fiscal 2023, respectively.
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
Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel fuel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing, and the resulting per mile surcharges payable by TJX, by setting a fixed price per gallon for the period being hedged. During fiscal 2025, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for fiscal 2026. The hedge agreements outstanding at February 1, 2025 relate to approximately 50% of TJX’s estimated notional diesel fuel requirements for fiscal 2026. These diesel fuel hedge agreements will settle throughout fiscal 2026 and the first month of fiscal 2027. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in Cost of sales, including buying and occupancy costs. TJX elected not to apply hedge accounting to these contracts.

Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at February 1, 2025 cover merchandise purchases the Company is committed to over the next several months in fiscal 2026. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. Merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for Euro denominated merchandise purchases from third-party vendors. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days’ duration to mitigate this excess exposure. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in Cost of sales, including buying and occupancy costs.
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
The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 1, 2025:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 1, 2025
Fair value hedges:
Intercompany balances, primarily debt:
	€79		£67	0.8523	Prepaid Exp / (Accrued Exp)	$0.7	$(0.1)	$0.6
A$	210	U.S.$	135	0.6420	Prepaid Exp	3.5	—	3.5
U.S.$	67		£55	0.8177	Prepaid Exp	0.8	—	0.8
	£50	U.S.$	61	1.2222	(Accrued Exp)	—	(0.9)	(0.9)
	€200	U.S.$	217	1.0852	Prepaid Exp / (Accrued Exp)	7.6	(0.4)	7.2
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.1M - 3.9M gal per month		Float on 3.1M - 3.9M gal per month	N/A	(Accrued Exp)	—	(9.1)	(9.1)
Intercompany billings in TJX International, primarily merchandise:
	€175		£148	0.8442	Prepaid Exp	1.5	—	1.5
Merchandise purchase commitments:
C$	873	U.S.$	625	0.7159	Prepaid Exp	21.9	—	21.9
C$	33		€22	0.6673	Prepaid Exp / (Accrued Exp)	0.1	(0.0)	0.1
	£416	U.S.$	530	1.2742	Prepaid Exp / (Accrued Exp)	15.2	(1.1)	14.1
zł	552		£107	0.1933	(Accrued Exp)	—	(3.5)	(3.5)
A$	81	U.S.$	52	0.6448	Prepaid Exp / (Accrued Exp)	1.7	(0.1)	1.6
U.S.$	87		€82	0.9317	Prepaid Exp / (Accrued Exp)	0.1	(2.9)	(2.8)
Total fair value of derivative financial instruments						$53.1	$(18.1)	$35.0

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 3, 2024:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 3, 2024
Fair value hedges:
Intercompany balances, primarily debt:
	€78		£67	0.8622	Prepaid Exp / (Accrued Exp)	$0.1	$(0.1)	$0.0
A$	140	U.S.$	95	0.6751	Prepaid Exp	2.7	—	2.7
U.S.$	70		£55	0.7898	(Accrued Exp)	—	(0.2)	(0.2)
	£100	U.S.$	127	1.2727	Prepaid Exp	0.8	—	0.8
	€200	U.S.$	219	1.0969	Prepaid Exp / (Accrued Exp)	3.0	(0.3)	2.7
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.0M - 3.8M gal per month		Float on 3.0M - 3.8M gal per month	N/A	(Accrued Exp)	—	(7.2)	(7.2)
Intercompany billings in TJX International, primarily merchandise:
	€130		£112	0.8604	Prepaid Exp	0.9	—	0.9
Merchandise purchase commitments:
C$	668	U.S.$	495	0.7408	Prepaid Exp / (Accrued Exp)	1.4	(3.6)	(2.2)
C$	29		€20	0.6797	(Accrued Exp)	—	(0.3)	(0.3)
	£353	U.S.$	443	1.2549	Prepaid Exp / (Accrued Exp)	1.5	(5.0)	(3.5)
zł	508		£98	0.1930	Prepaid Exp / (Accrued Exp)	0.0	(3.1)	(3.1)
A$	82	U.S.$	55	0.6620	Prepaid Exp / (Accrued Exp)	0.8	(0.1)	0.7
U.S.$	109		€100	0.9191	Prepaid Exp / (Accrued Exp)	0.3	(1.0)	(0.7)
Total fair value of derivative financial instruments						$11.5	$(20.9)	$(9.4)
The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

	Location of Gain (Loss) Recognized in Income by Derivative	Amount of Gain (Loss) Recognized in Income by Derivative
In millions		February 1, 2025	February 3, 2024	January 28, 2023
			(53 weeks)
Fair value hedges:
Intercompany balances, primarily debt	Selling, general and administrative expenses	$23	$20	$12
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(23)	(19)	55
Intercompany billings in TJX International, primarily merchandise	Cost of sales, including buying and occupancy costs	6	5	(9)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	53	(7)	71
Gain (loss) recognized in income		$59	$(1)	$129
Included in the table above are realized gains of $14 million in fiscal 2025, realized losses of $23 million in fiscal 2024 and realized gains of $200 million in fiscal 2023, all of which were largely offset by gains and losses on the underlying hedged item.

Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as exit price). The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024
Level 1
Assets:
Executive Savings Plan investments	$481.4	$405.7
Level 2
Assets:
Foreign currency exchange contracts	$53.1	$11.5
Liabilities:
Foreign currency exchange contracts	$9.0	$13.7
Diesel fuel contracts	9.1	7.2
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
The following table summarizes the carrying value and fair value estimates of the Company’s components of long-term debt:

	Fiscal Year Ended
	February 1, 2025		February 3, 2024
In millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2
Long-term debt	$2,866	$2,634	$2,862	$2,630
For additional information on long-term debt, see Note J—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
Certain assets and liabilities are measured at fair value on a nonrecurring basis, whereas the majority of assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the years ended February 1, 2025, February 3, 2024 and January 28, 2023, the Company did not record any material impairments to long-lived assets.

Note G. Segment Information
TJX operates four segments. TJX defines its segments as those operations whose results the Chief Executive Officer, who is the Company’s chief operating decision maker (“CODM”), regularly reviews to analyze performance and allocate resources. In the United States, the Marmaxx segment operates TJ Maxx, Marshalls, tjmaxx.com and marshalls.com and the HomeGoods segment operates HomeGoods and Homesense. The TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX International segment operates TK Maxx, Homesense, tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe and TK Maxx in Australia. In addition to the Company’s four segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
All of TJX’s stores, with the exception of HomeGoods and HomeSense/Homesense, sell family apparel and home fashions. HomeGoods and HomeSense/Homesense offer home fashions. The percentages of the Company’s consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2025	Fiscal 2024	Fiscal 2023
Apparel:
Clothing including footwear	44%	47%	48%
Accessories including jewelry and beauty	21	18	17
Home fashions	35	35	35
Total	100%	100%	100%
The CODM regularly reviews net sales by segment and segment profit or loss. There are no significant expense categories or amounts regularly provided to the CODM and included in reported segment profit or loss. As such, no significant expense categories are disclosed in the table below. The CODM evaluates the performance of the Company’s segments based on “segment profit or loss,” which it defines as pre-tax income or loss before general corporate expense, interest (income) expense, net and certain separately disclosed unusual or infrequent items. “Segment profit or loss,” as defined by TJX, may not be comparable to similarly titled measures used by other entities. This measure of performance should not be considered an alternative to net income or cash flows from operating activities as an indicator of TJX’s performance or as a measure of liquidity.

Presented below is financial information with respect to TJX’s segments:

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024	January 28, 2023
		(53 weeks)
Marmaxx
Net sales	$34,604	$33,413	$30,545
Segment expenses(a)	29,709	28,816	26,662
Segment profit	$4,895	$4,597	$3,883
HomeGoods
Net sales	$9,386	$8,990	$8,264
Segment expenses(a)	8,365	8,129	7,742
Segment profit	$1,021	$861	$522
TJX Canada
Net sales	$5,189	$5,046	$4,912
Segment expenses(a)	4,486	4,331	4,222
Segment profit	$703	$715	$690
TJX International
Net sales	$7,181	$6,768	$6,215
Segment expenses(a)	6,759	6,436	5,868
Segment profit	$422	$332	$347
Total TJX
Net sales	$56,360	$54,217	$49,936
Segment expenses(a)	49,319	47,712	44,494
Segment profit	$7,041	$6,505	$5,442
General corporate expense	739	708	582
Impairment on equity investment	—	—	218
Interest (income) expense, net	(181)	(170)	6
Income before income taxes	$6,483	$5,967	$4,636
(a)     Segment expenses for each reportable segment include cost of sales and selling, general and administrative expenses. Cost of sales includes buying and occupancy costs, cost of merchandise sold, and other expenses. Selling, general and administrative expenses include store payroll and benefit costs, communication costs, and other expenses. Refer to Note A - Basis of Presentation and Summary of Accounting Principles for more information on the classifications.

Segment information (continued):

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024	January 28, 2023
Identifiable assets:
In the United States:
Marmaxx	$14,137	$12,993	$12,170
HomeGoods	4,037	3,828	3,590
TJX Canada	2,128	2,083	2,003
TJX International	4,243	4,154	4,075
Segment identifiable assets	$24,545	$23,058	$21,838
Corporate(a)	7,204	6,689	6,511
Total identifiable assets	$31,749	$29,747	$28,349
Capital expenditures:
In the United States:
Marmaxx	$1,102	$950	$822
HomeGoods	400	345	295
TJX Canada	151	157	110
TJX International	265	270	230
Total capital expenditures	$1,918	$1,722	$1,457
Depreciation and amortization:
In the United States:
Marmaxx	$595	$525	$480
HomeGoods	210	182	165
TJX Canada	90	76	70
TJX International	205	177	167
Segment depreciation and amortization	$1,100	$960	$882
Corporate(b)	4	4	5
Total depreciation and amortization	$1,104	$964	$887
(a)Corporate identifiable assets mainly include cash and trust assets from the Executive Savings Plan and in fiscal 2025 includes the equity method investments. Consolidated cash, including that held by foreign entities, is reported with Corporate assets for consistency with segment reporting in the U.S.
(b)Includes debt discount accretion and debt expense amortization.
Note H. Stock Incentive Plan
TJX has a Stock Incentive Plan under which options and other share-based awards may be granted to its directors, officers and key employees. The number of shares authorized for issuance under this plan has been approved by TJX’s shareholders, and all share-based compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, has provided for the issuance of up to 723 million shares with 39 million shares available for future grants as of February 1, 2025. TJX issues shares under the plan from authorized but unissued common stock.
Total compensation cost related to share-based compensation was $183 million, $160 million and $122 million in fiscal 2025, 2024 and 2023, respectively. As of February 1, 2025, there was $232 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2 years.
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

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Risk-free interest rate	3.47%	4.51%	3.69%
Dividend yield	1.3%	1.5%	1.8%
Expected volatility factor	24.4%	24.1%	26.0%
Expected option life	5.5 years	5.5 years	5.5 years
Weighted average fair value of options issued	$29.86	$24.62	$16.68
The risk-free interest rate is for periods within the contractual life of the option based on the U.S. Treasury yield curve in effect at the time of grant. The Company uses historical data to estimate option exercises, employee termination behavior and dividend yield within the valuation model. Expected volatility is based on a combination of implied volatility from traded options on the Company’s stock, and historical volatility during a term approximating the expected life of the option granted. The expected option life represents an estimate of the period of time options are expected to remain outstanding based upon historical exercise trends. Employee groups and option characteristics are considered separately for valuation purposes, when applicable.
A summary of the status of TJX’s stock options and related weighted average exercise prices (“WAEP”) is presented below:

	Fiscal Year Ended
	February 1, 2025		February 3, 2024		January 28, 2023
Shares in millions	Options	WAEP	Options	WAEP	Options	WAEP
Outstanding at beginning of year	35	$58.65	37	$51.88	40	$47.11
Granted	4	117.25	5	91.00	6	65.54
Exercised	(8)	48.35	(7)	43.39	(8)	38.12
Forfeitures	(0)	82.98	(0)	68.32	(1)	63.29
Outstanding at end of year	31	$68.26	35	$58.65	37	$51.88
Options exercisable at end of year	23	$56.87	25	$50.64	26	$45.99
The total intrinsic value of options exercised was $466 million in fiscal 2025, $278 million in fiscal 2024 and $294 million in fiscal 2023.
The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable as of February 1, 2025:

	Shares (in millions)	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contract Life	WAEP
Options outstanding expected to vest(a)	8	$234	8.8 years	$96.50
Options exercisable	23	1,526	4.9 years	56.87
Total outstanding options vested and expected to vest	31	$1,760	6.0 years	$67.54
(a)Reflects 9 million unvested options, net of anticipated forfeitures.
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
There were no significant modifications to stock awards in fiscal 2025, fiscal 2024 or fiscal 2023.

A summary of the status of the Company’s non-vested stock awards and changes during fiscal 2025 is presented below:

In thousands except grant date fair value	Restricted Stock Units	Performance Share Units	Total Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,280	1,063	2,343	$67.76
Granted	292	300	592	99.47
Vested	(413)	(285)	(698)	65.53
Forfeited	(18)	(7)	(25)	78.36
Nonvested at end of year	1,141	1,071	2,212	$76.82
A summary of units granted and the weighted average grant date fair value for total stock awards over the previous two fiscal years is presented below:

	Fiscal Year Ended
In thousands except grant date fair value	February 3, 2024	January 28, 2023
Granted	694	932
Weighted Average Grant Date Fair Value	$76.21	$60.46
The fair value of awards that vested was $46 million in fiscal 2025, $48 million in fiscal 2024 and $55 million in fiscal 2023.
The nonvested performance share units are based on the target level of performance achievement under the awards. The actual payout of performance share units will depend on performance results for the award cycle.
Other Awards
TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. As of the end of fiscal 2025, a total of 348 thousand of these deferred shares were outstanding under the plan.
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

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024	February 1, 2025	February 3, 2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,285	$1,343	$105	$109
Service cost	32	33	2	2
Interest cost	71	72	6	6
Actuarial losses (gains)	(45)	(37)	(2)	0
Benefits paid	(71)	(111)	(4)	(12)
Expenses paid	(3)	(4)	—	—
Plan amendments	2	(11)	—	—
Projected benefit obligation at end of year	$1,271	$1,285	$107	$105
Accumulated benefit obligation at end of year	$1,180	$1,187	$95	$92

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024	February 1, 2025	February 3, 2024
Change in plan assets:
Fair value of plan assets at beginning of year	$1,451	$1,475	$—	$—
Actual return on plan assets	73	91	—	—
Employer contribution	0	0	4	12
Benefits paid	(71)	(111)	(4)	(12)
Expenses paid	(3)	(4)	—	—
Fair value of plan assets at end of year	$1,450	$1,451	$—	$—
Reconciliation of funded status:
Projected benefit obligation at end of year	$1,271	$1,285	$107	$105
Fair value of plan assets at end of year	1,450	1,451	—	—
Funded status – excess (asset) obligation	$(179)	$(166)	$107	$105
Net (asset) liability recognized on Consolidated Balance Sheets	$(179)	$(166)	$107	$105
Amounts not yet reflected in net periodic benefit cost and included in Accumulated other comprehensive (loss) income:
Prior service cost	$(8)	$(11)	$—	$—
Accumulated actuarial losses	41	78	13	17
Amounts included in Accumulated other comprehensive (loss) income	$33	$67	$13	$17
The Consolidated Balance Sheets reflect the funded status of the plans with any unrecognized prior service cost and actuarial gains and losses recorded in Accumulated other comprehensive (loss) income. The funded plan asset of $179 million and $166 million is reflected on the Consolidated Balance Sheets in Other assets as of February 1, 2025 and February 3, 2024, respectively. The unfunded plan liability is reflected on the Consolidated Balance Sheets as current liabilities of $7 million and $10 million and a long-term liability of $100 million and $95 million as of February 1, 2025 and February 3, 2024, respectively.
The decrease in the actuarial losses included in Accumulated other comprehensive (loss) income for the funded plan for fiscal 2025 was driven by the impact of higher discount rates offset by a decrease in actual return on plan assets.

TJX determined the assumed discount rate using the BOND: Link model in fiscal 2025 and fiscal 2024. TJX uses the BOND: Link model as this model allows for the selection of specific bonds resulting in better matches in timing of the plans’ expected cash flows. Presented below are weighted average assumptions for measurement purposes for determining the obligation at the year-end measurement date:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
	February 1, 2025	February 3, 2024	February 1, 2025	February 3, 2024
Discount rate	6.10%	5.70%	6.10%	5.80%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
TJX made aggregate cash contributions of $4 million in fiscal 2025 and $12 million in fiscal 2024 to the funded plan and to fund current benefit and expense payments under the unfunded plan. TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target pursuant to the Internal Revenue Code section 430) or such other amount as is sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. The Company does not anticipate any required funding in fiscal 2026 for the funded plan. The Company anticipates making contributions of $8 million to provide current benefits coming due under the unfunded plan in fiscal 2026.
The following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) related to the Company’s pension plans:

	Funded Plan Fiscal Year Ended			Unfunded Plan Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024	January 28, 2023	February 1, 2025	February 3, 2024	January 28, 2023
Net periodic pension cost:
Service cost	$32	$33	$48	$2	$2	$2
Interest cost	71	72	58	6	6	4
Expected return on plan assets	(81)	(80)	(89)	—	—	—
Amortization of prior service cost	(1)	0	0	—	—	—
Amortization of net actuarial loss	—	—	18	2	2	4
Total expense	$21	$25	$35	$10	$10	$10
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$(37)	$(48)	$(153)	$(2)	$0	$(9)
Prior service cost (credit)	2	(11)	—	—	—	—
Amortization of net (loss)	—	—	(18)	(2)	(2)	(4)
Amortization of prior service cost	1	0	0	—	—	—
Total (gain) loss recognized in other comprehensive income	$(34)	$(59)	$(171)	$(4)	$(2)	$(13)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(13)	$(34)	$(136)	$6	$8	$(3)
Weighted average assumptions for expense purposes:
Discount rate	5.70%	5.40%	3.40%	5.80%	5.60%	3.30%
Expected rate of return on plan assets	5.75%	5.50%	5.25%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
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

The following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

In millions	Funded Plan Expected Benefit Payments	Unfunded Plan Expected Benefit Payments
Fiscal Year:
2026	$87	$8
2027	90	6
2028	95	11
2029	99	54
2030	101	8
2031 through 2035	534	41
The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis:

	Funded Plan at February 1, 2025
In millions	Level 1	Level 2	Total
Asset category:
Short-term investments	$27	$—	$27
Equity Securities	38	—	38
Fixed Income Securities:
Corporate and government bond funds	—	1,090	1,090
Futures Contracts	—	2	2
Total assets in the fair value hierarchy	$65	$1,092	$1,157
Assets measured at net asset value(a)	—	—	293
Fair value of assets	$65	$1,092	$1,450

	Funded Plan at February 3, 2024
In millions	Level 1	Level 2	Total
Asset category:
Short-term investments	$43	$—	$43
Equity Securities	49	—	49
Fixed Income Securities:
Corporate and government bond funds	—	1,024	1,024
Futures Contracts	—	(4)	(4)
Total assets in the fair value hierarchy	$92	$1,020	$1,112
Assets measured at net asset value(a)	—	—	339
Fair value of assets	$92	$1,020	$1,451
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
Following is the asset allocation under the qualified pension plan as of the valuation date for the fiscal years presented:

	February 1, 2025	February 3, 2024
Return-seeking assets	27%	32%
Liability-hedging assets	71%	65%
All other – primarily cash	2%	3%
Under TJX’s investment policy, qualified pension plan assets are to be invested with the objective of generating investment returns that, in combination with funding contributions, provide adequate assets to meet all current and reasonably anticipated future benefit obligations under the plan. The investment policy includes a dynamic asset allocation strategy, whereby, over time, in connection with improvements in the plan’s funded status, the target allocation of return-seeking assets (generally, equities and other instruments with a similar risk profile) may decline and the target allocation of liability-hedging assets (generally, fixed income and other instruments with a similar risk profile) may increase. Under the investment policy guidelines, the target asset allocation of return-seeking assets and liability-hedging assets was 30% and 70%, respectively, as of February 1, 2025. Risks are sought to be mitigated through asset diversification and the use of multiple investment managers. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measurements and periodic asset/liability studies.
Other Retirement Benefits
TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for eligible U.S. employees and a similar type of plan for eligible employees in Puerto Rico. Employees may contribute up to 50% of eligible pay, subject to limitations. For eligible employees who have completed the applicable service requirement, TJX matches employee contributions, up to 5% of eligible pay, at rates of 25% or 75% (based upon date of hire and other eligibility criteria), and may make additional discretionary year-end contributions based on TJX’s performance. TJX may also make additional discretionary non-matching contributions. Certain eligible employees are automatically enrolled in the U.S. Plan and the Puerto Rico savings plan at a 2% deferral rate, unless the employee elects otherwise. The total cost of TJX contributions to these plans was $113 million in fiscal 2025, $103 million in fiscal 2024 and $77 million in fiscal 2023.
TJX also has a nonqualified savings plan (the Executive Savings Plan) for certain U.S. employees. TJX matches employee deferrals at various rates which amounted to $10 million in fiscal 2025, $9 million in fiscal 2024 and $6 million in fiscal 2023. Although the plan is unfunded, in order to help meet its future obligations TJX transfers an amount generally equal to employee deferrals and the related company match to a separate “rabbi” trust. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.
In addition to the plans described above, TJX also contributes to retirement/deferred savings programs for eligible Associates at certain of its foreign subsidiaries. The Company contributed $39 million for these programs in fiscal 2025, $32 million for these programs in fiscal 2024 and $29 million in fiscal 2023.
Multiemployer Pension Plans
TJX contributes to certain multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover union-represented employees. TJX contributed $27 million in fiscal 2025, $27 million in fiscal 2024 and $25 million in fiscal 2023 to the Legacy Plan of the National Retirement Fund (EIN #13-6130178, plan #1), the Adjustable Plan of the National Retirement Fund (EIN #13-6130178, plan #2), the Legacy Plan of the UNITE HERE Retirement Fund (EIN #82-0994119, plan #1) and the Adjustable Plan of the UNITE HERE Retirement Fund (EIN #82-0994119, plan #2). TJX was listed in the Form 5500 for the Legacy Plan of the National Retirement Fund and the Adjustable Plan of the National Retirement Fund as providing more than 5% of the total contributions, or being one of the top ten highest contributors, for the plan year ending December 31, 2023. In addition, based on information available to TJX, the Pension Protection Act Zone status for the Legacy Plan of the National Retirement Fund is critical and for the Legacy Plan of the UNITE HERE Retirement Fund is critical and declining, and rehabilitation plans have been adopted by these plans. In January 2025, the Pension Benefit Guaranty Corporation announced that it approved an application by the Legacy Plan of the UNITE HERE Retirement Fund for Special Financial Assistance under the American Rescue Plan Act of 2021.

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
Note J. Long-Term Debt and Credit Lines
The table below presents long-term debt as of February 1, 2025 and February 3, 2024. All amounts are net of unamortized debt discounts.

In millions and net of immaterial unamortized debt discounts	February 1, 2025	February 3, 2024
General corporate debt:
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount)	998	998
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount)	500	499
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount)	496	496
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount)	500	500
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount)	383	383
Total debt	2,877	2,876
Debt issuance costs	(11)	(14)
Long-term debt	$2,866	$2,862
The aggregate maturities of long-term debt, inclusive of current installments at February 1, 2025 are as follows:

In millions
Fiscal Year:
2026	$—
2027	1,000
2028	—
2029	500
2030	—
Later years	1,381
Unamortized debt discount	(4)
Debt issuance costs	(11)
Aggregate maturities of long-term debt	$2,866
Senior Unsecured Notes
As of February 1, 2025, TJX had outstanding $1 billion aggregate principal amount of 2.250% 10-year Notes due September 2026. TJX entered into a rate-lock agreement to hedge $700 million of the 2.250% notes prior to issuance. The cost of this agreement is being amortized to interest expense over the term of the note resulting in an effective fixed rate of 2.36% for the 2.25% notes.

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
Under these credit facilities, the Company has maintained a borrowing capacity of $1.5 billion. As of February 1, 2025 and February 3, 2024, there were no amounts outstanding under these facilities. Each of these facilities require TJX to maintain a ratio of funded debt to earnings before interest, taxes, depreciation and amortization and rentals (EBITDAR) of not more than 3.50 to 1.00 on a rolling four-quarter basis. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
In addition, as of February 1, 2025 and February 3, 2024, TJX Canada had a credit line of C$10 million and the Company’s European business at TJX International had a credit line of £5 million. As of February 1, 2025 and February 3, 2024, and during the years then ended, there were no amounts outstanding on the Canadian credit line and no amounts outstanding on the European credit line.
Note K. Income Taxes
In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. Considering TJX does not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules did not have a material impact on the Company’s financial statements for fiscal 2025 and are not expected to materially increase global tax costs. There remains uncertainty as to the final Pillar Two model rules. The Company is continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which TJX operates.
For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024	January 28, 2023
		(53 weeks)
United States	$5,541	$5,077	$4,029
Foreign	942	890	607
Income before income taxes	$6,483	$5,967	$4,636

The provision for income taxes includes the following:

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024	January 28, 2023
		(53 weeks)
Current:
Federal	$1,009	$982	$656
State	338	344	233
Foreign	244	175	185
Deferred:
Federal	9	6	52
State	14	(34)	0
Foreign	5	20	12
Provision for income taxes	$1,619	$1,493	$1,138
TJX had net deferred tax (liabilities) assets as follows:

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024
Deferred tax assets:
Net operating loss carryforward	$104	$137
Pension, stock compensation, postretirement and employee benefits	392	388
Operating lease liabilities	2,634	2,589
Accruals and reserves	300	274
Other	20	17
Total gross deferred tax assets	$3,450	$3,405
Valuation allowance	(51)	(63)
Total deferred tax asset	$3,399	$3,342
Deferred tax liabilities:
Property, plant and equipment	$742	$701
Capitalized inventory	73	68
Operating lease right of use assets	2,540	2,492
Tradename/intangibles	24	23
Undistributed foreign earnings	23	29
Other	5	5
Total deferred tax liabilities	$3,407	$3,318
Net deferred tax (liability) asset	$(8)	$24
Non-current asset	$148	$172
Non-current liability	(156)	(148)
Total	$(8)	$24
TJX has provided for all applicable state and foreign withholding taxes on all undistributed earnings of its foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through February 1, 2025. The Company has not provided for federal, state, or foreign withholding taxes on the approximately $1.6 billion of undistributed earnings related to all other foreign subsidiaries as such earnings are considered to be indefinitely reinvested in the business. The net amount of unrecognized state and foreign withholding tax liabilities related to the undistributed earnings is not material.

As of February 1, 2025 and February 3, 2024, for state income tax purposes, TJX had net operating loss carryforwards of $225 million and $318 million respectively. Of that amount, $13 million can be carried forward indefinitely and $212 million will expire, if unused, in the years 2031 through 2045. TJX has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance of $1 million has been provided for the deferred tax asset as of February 1, 2025 and $1 million as of February 3, 2024.
The Company had available for foreign income tax purposes (related to Australia, Austria, Germany, the Netherlands and the U.K.) net operating loss carryforwards of $338 million as of February 1, 2025 and $439 million as of February 3, 2024. The full amount of the loss carryforwards does not expire. For the deferred tax assets associated with the net operating loss carryforwards for which management has determined it is more likely than not that the deferred tax assets will not be realized, TJX had valuation allowances recorded of approximately $50 million as of February 1, 2025 and $62 million as of February 3, 2024.
The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
		(53 weeks)
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Effective state income tax rate	4.5	4.2	4.3
Impact of foreign operations	1.0	0.9	1.1
Excess share-based compensation	(1.3)	(0.8)	(1.0)
Tax credits	(0.2)	(0.2)	(0.3)
Nondeductible/nontaxable items	0.1	0.1	(0.1)
All other	(0.1)	(0.2)	(0.5)
Worldwide effective income tax rate	25.0%	25.0%	24.5%
There were no significant changes to TJX’s effective income tax rate for fiscal 2025, compared to fiscal 2024.
TJX had net unrecognized tax benefits of $217 million as of February 1, 2025, $228 million as of February 3, 2024 and $265 million as of January 28, 2023.
A reconciliation of the beginning and ending gross amount of unrecognized tax benefits is as follows:

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024	January 28, 2023
Balance, beginning of year	$226	$266	$280
Additions for uncertain tax positions taken in current year	4	6	8
Additions for uncertain tax positions taken in prior years	61	—	7
Reductions for uncertain tax positions taken in prior years	(20)	—	(2)
Reductions resulting from lapse of statute of limitations	(2)	(19)	(18)
Settlements with tax authorities	(8)	(27)	(9)
Balance, end of year	$261	$226	$266
Included in the gross amount of unrecognized tax benefits are items that will impact future effective tax rates upon recognition. These items amounted to $212 million as of February 1, 2025, $221 million as of February 3, 2024 and $251 million as of January 28, 2023.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.

TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The amount of interest and penalties expensed was $7 million for the fiscal years ended February 1, 2025, $10 million for the fiscal years ended February 3, 2024 and $7 million for the fiscal years ended January 28, 2023. The accrued amounts for interest and penalties are $28 million as of February 1, 2025, $32 million as of February 3, 2024 and $37 million as of January 28, 2023.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the Consolidated Financial Statements as of February 1, 2025. During the next twelve months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by up to $29 million, which would reduce the provision for taxes on earnings.
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
Supplemental balance sheet information related to leases is as follows:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024
Weighted-average remaining lease term	6.5 years	6.6 years
Weighted-average discount rate	3.6%	3.3%
The following table is a summary of the Company’s components of net lease cost for the fiscal years ended:

		Fiscal Year Ended
In millions	Classification	February 1, 2025	February 3, 2024	January 28, 2023
			(53 weeks)
Operating lease cost	Cost of sales, including buying and occupancy costs	$2,101	$2,015	$1,927
Variable and short term lease cost	Cost of sales, including buying and occupancy costs	1,555	1,490	1,359
Total lease cost		$3,656	$3,505	$3,286

Supplemental cash flow information related to leases is as follows:

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024	January 28, 2023
		(53 weeks)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,116	$2,030	$1,949
Lease liabilities arising from obtaining right of use assets	$2,140	$2,055	$2,095
The following table as of February 1, 2025 summarizes the maturity of lease liabilities under operating leases:

In millions
Fiscal Year:
2026	$2,123
2027	2,000
2028	1,774
2029	1,498
2030	1,195
Later years	2,617
Total lease payments(a)	11,207
Less: imputed interest(b)	1,295
Total lease liabilities(c)	$9,912
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
Note M. Accrued Expenses and Other Liabilities, Current and Long Term
The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024
Employee compensation and benefits, current	$1,370	$1,399
Merchandise credits and gift certificates	824	773
Dividends payable	427	383
Occupancy costs, including rent, utilities and real estate taxes	379	379
Accrued capital additions	260	246
Sales tax collections and V.A.T. taxes	222	291
All other current liabilities	1,558	1,399
Total accrued expenses and other current liabilities	$5,040	$4,870
All other current liabilities primarily include accruals for insurance, customer rewards liability, expenses payable, reserve for sales returns, professional fees, reserve for taxes, advertising, warehouse services, and other items, each of which is individually less than 5% of current liabilities.

The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024
Employee compensation and benefits, long-term	$730	$630
Tax reserve, long-term	221	202
Asset retirement obligation	81	75
All other long-term liabilities	18	17
Total other long-term liabilities	$1,050	$924
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
Letters of Credit
TJX had outstanding letters of credit totaling $36 million as of February 1, 2025 and $40 million as of February 3, 2024. Letters of credit are issued by TJX primarily for the purchase of inventory.
Note O. Supplemental Cash Flow Information
TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
In millions	February 1, 2025	February 3, 2024	January 28, 2023
		(53 weeks)
Cash paid for:
Interest on debt	$74	$80	$86
Income taxes	1,632	1,432	1,225
Non-cash investing and financing activity:
Dividends payable	$44	$37	$34
Property additions	14	47	13