Form 10-Q
period 2025-05-03
TJX COMPANIES INC /DE/
filed 2025-05-30
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of May 23, 2025: 1,115,615,624

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN MILLIONS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net sales	$13,111	$12,479
Cost of sales, including buying and occupancy costs	9,246	8,739
Selling, general and administrative expenses	2,549	2,400
Interest (income) expense, net	(30)	(50)
Income before income taxes	1,346	1,390
Provision for income taxes	310	320
Net income	$1,036	$1,070
Basic earnings per share	$0.93	$0.95
Weighted average common shares – basic	1,118	1,132
Diluted earnings per share	$0.92	$0.93
Weighted average common shares – diluted	1,132	1,146
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net income	$1,036	$1,070
Additions to other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of related tax provision of $4 in fiscal 2026 and tax benefit of $1 in fiscal 2025	145	(18)
Reclassifications from other comprehensive income (loss), net of tax, to net income:
Amortization of prior service cost and deferred (losses), net of related tax benefits of $0.1 in fiscal 2026 and $0.0 in fiscal 2025	(0)	(0)
Other comprehensive income (loss), net of tax	145	(18)
Total comprehensive income	$1,181	$1,052

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN MILLIONS, EXCEPT SHARE AMOUNTS

	May 3, 2025	February 1, 2025	May 4, 2024
Assets
Current assets:
Cash and cash equivalents	$4,255	$5,335	$5,059
Accounts receivable, net	594	549	542
Merchandise inventories	7,127	6,421	6,218
Prepaid expenses and other current assets	575	617	528
Federal, state and foreign income taxes recoverable	44	69	62
Total current assets	12,595	12,991	12,409
Net property at cost	7,554	7,346	6,622
Non-current deferred income taxes, net	141	148	156
Operating lease right of use assets	9,924	9,641	9,499
Goodwill	95	94	95
Other assets	1,549	1,529	898
Total assets	$31,858	$31,749	$29,679
Liabilities
Current liabilities:
Accounts payable	$4,414	$4,257	$4,072
Accrued expenses and other current liabilities	4,492	5,040	4,115
Current portion of operating lease liabilities	1,660	1,636	1,615
Federal, state and foreign income taxes payable	261	75	298
Total current liabilities	10,827	11,008	10,100
Other long-term liabilities	972	1,050	894
Non-current deferred income taxes, net	154	156	156
Long-term operating lease liabilities	8,535	8,276	8,164
Long-term debt	2,867	2,866	2,863
Commitments and contingencies (See Note K)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,115,814,224; 1,119,333,622 and 1,130,829,890 respectively	1,116	1,119	1,131
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss) income	(464)	(609)	(550)
Retained earnings	7,851	7,883	6,921
Total shareholders’ equity	8,503	8,393	7,502
Total liabilities and shareholders’ equity	$31,858	$31,749	$29,679
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Cash flows from operating activities:
Net income	$1,036	$1,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	296	264
Loss on property disposals and impairment charges	—	3
Deferred income tax provision	8	24
Share-based compensation	33	38
Changes in assets and liabilities:
(Increase) in accounts receivable	(38)	(13)
(Increase) in merchandise inventories	(604)	(266)
Decrease (increase) in income taxes recoverable	25	(3)
Decrease (increase) in prepaid expenses and other current assets	4	(19)
Increase in accounts payable	101	219
(Decrease) in accrued expenses and other liabilities	(723)	(741)
Increase in income taxes payable	183	199
(Decrease) in net operating lease liabilities	(8)	(4)
Other, net	81	(34)
Net cash provided by operating activities	394	737
Cash flows from investing activities:
Property additions	(497)	(419)
Purchases of investments	(17)	(16)
Sales and maturities of investments	11	8
Net cash (used in) investing activities	(503)	(427)
Cash flows from financing activities:
Payments for repurchase of common stock	(613)	(509)
Cash dividends paid	(424)	(380)
Proceeds from issuance of common stock	50	90
Other	(61)	(41)
Net cash (used in) financing activities	(1,048)	(840)
Effect of exchange rate changes on cash	77	(11)
Net (decrease) in cash and cash equivalents	(1,080)	(541)
Cash and cash equivalents at beginning of year	5,335	5,600
Cash and cash equivalents at end of period	$4,255	$5,059
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, February 1, 2025	1,119	$1,119	$—	$(609)	$7,883	$8,393
Net income	—	—	—	—	1,036	1,036
Other comprehensive income, net of tax	—	—	—	145	—	145
Cash dividends declared on common stock	—	—	—	—	(475)	(475)
Recognition of share-based compensation	—	—	33	—	—	33
Issuance of common stock under stock incentive plan and related tax effect	2	2	(13)	—	—	(11)
Common stock repurchased	(5)	(5)	(20)	—	(593)	(618)
Balance, May 3, 2025	1,116	$1,116	$—	$(464)	$7,851	$8,503

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, February 3, 2024	1,134	$1,134	$—	$(532)	$6,700	$7,302
Net income	—	—	—	—	1,070	1,070
Other comprehensive (loss), net of tax	—	—	—	(18)	—	(18)
Cash dividends declared on common stock	—	—	—	—	(426)	(426)
Recognition of share-based compensation	—	—	38	—	—	38
Issuance of common stock under stock incentive plan and related tax effect	2	2	46	—	—	48
Common stock repurchased	(5)	(5)	(84)	—	(423)	(512)
Balance, May 4, 2024	1,131	$1,131	$—	$(550)	$6,921	$7,502
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These Consolidated Financial Statements and Notes thereto are unaudited and, in the opinion of management, reflect all normal recurring adjustments, accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its Consolidated Financial Statements for the periods reported, all in conformity with GAAP consistently applied. All intercompany transactions have been eliminated in consolidation. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. The Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (“fiscal 2025”).
These interim results are not necessarily indicative of results for the full fiscal year. TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
The February 1, 2025 balance sheet data was derived from audited Consolidated Financial Statements and does not include all disclosures required by GAAP.
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends January 31, 2026 (“fiscal 2026”) and is a 52-week fiscal year. Fiscal 2025 was a 52-week fiscal year. “Fiscal 2027” and “fiscal 2028” will both be 52-week fiscal years and will end January 30, 2027 and January 29, 2028, respectively.
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
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In millions	May 3, 2025	May 4, 2024
Balance, beginning of year	$824	$773
Deferred revenue	387	400
Effect of exchange rate changes on deferred revenue	9	(2)
Revenue recognized	(444)	(455)
Balance, end of period	$776	$716
TJX recognized $444 million in gift card revenue for the three months ended May 3, 2025 and $455 million for the three months ended May 4, 2024. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

Equity Investments
Multibrand Outlet Stores
During fiscal 2025, the Company completed an investment for a 49% ownership stake in Multibrand Outlet Stores S.A.P.I. de C.V. (“MOS”), through a joint venture with Grupo Axo, S.A.P.I de C.V. (“Axo”). MOS is Axo’s off-price, physical store business in Mexico and includes a total of over 200 stores for its Promoda, Reduced, and Urban Store banners. TJX has the option to increase its ownership interest in the joint venture over the long term. TJX completed this investment for $193 million, inclusive of acquisition costs, during the third quarter of fiscal 2025.
For the three months ended May 3, 2025, the carrying value of the Company’s equity investment in MOS was $177 million, which exceeds its share of MOS’ net assets by approximately $140 million. This difference primarily consists of goodwill and tradenames. Tradenames are definite-lived intangible assets and are amortized straight-line over their useful lives of 10 years. As of May 3, 2025, the revaluation of the investment from Mexican Pesos to the U.S. dollar resulted in an immaterial cumulative translation adjustment, which is recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive (loss) income.
Brands for Less
During fiscal 2025, the Company completed an investment for a 35% ownership stake in privately held Brands for Less (“BFL”), representing a non-controlling, minority position. BFL currently operates over 100 stores, primarily in the UAE and Saudi Arabia, as well as an e-commerce business, and is the region’s only major off-price branded apparel, toys and home fashions retailer. TJX completed this investment for $358 million, inclusive of acquisition costs, during the fourth quarter of fiscal 2025.
For the three months ended May 3, 2025, the carrying value of the Company’s equity investment in BFL was $335 million, which exceeds its share of BFL net assets by approximately $291 million. This difference primarily consists of goodwill and a tradename. The tradename is a definite-lived intangible asset and will be amortized straight-line over the useful life of 15 years.
Both investments are accounted for under the equity method of accounting and are recorded in Other assets on the Consolidated Balance Sheets. TJX reports the results of its share of the investments in MOS and BFL on a one-quarter lag, as their results are not expected to be available in time to be recorded in the concurrent period. Earnings from the investments in MOS and BFL are recorded in Selling, general & administrative expenses on the Consolidated Statements of Income. The earnings from these investments did not have a material impact on the first quarter of fiscal 2026 results.
Additionally, both equity investments are evaluated for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If the Company concludes that there is an other-than-temporary impairment of these equity investments, it will adjust the carrying amount of the investments to the current fair value. As of May 3, 2025, the Company determined that no impairments of its equity method investments existed.
Leases
Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
In millions	May 3, 2025	May 4, 2024
Operating cash flows paid for operating leases	$541	$522
Lease liabilities arising from obtaining right of use assets	$553	$562
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
SEC Rule Changes
In March 2024, the SEC adopted new rules phasing in for fiscal years beginning on or after January 1, 2025 that will require registrants to provide certain climate-related information in their registration statements and annual reports. In April 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. In March 2025, the SEC withdrew its defense of the rules in the pending litigation and the Company is continuing to monitor the status.
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
Note B. Property at Cost
The following table presents the components of property at cost:

In millions	May 3, 2025	February 1, 2025	May 4, 2024
Land and buildings	$2,603	$2,558	$2,200
Leasehold costs and improvements	4,944	4,710	4,401
Furniture, fixtures and equipment	8,992	8,714	8,245
Total property at cost	$16,539	$15,982	$14,846
Less: accumulated depreciation and amortization	8,985	8,636	8,224
Net property at cost	$7,554	$7,346	$6,622
Depreciation expense was $295 million for the three months ended May 3, 2025 and $263 million for the three months ended May 4, 2024.
Non-cash investing activities consist of accrued capital additions of $166 million and $154 million as of the periods ended May 3, 2025 and May 4, 2024, respectively.

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income are recorded net of taxes. The following table details the changes in Accumulated other comprehensive (loss) income for the twelve months ended February 1, 2025 and the three months ended May 3, 2025:

In millions and net of immaterial taxes	Foreign Currency Translation	Deferred Benefit Costs	Accumulated Other Comprehensive (Loss) Income
Balance, February 3, 2024	$(514)	$(18)	$(532)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	(105)	—	(105)
Recognition of net gains on benefit obligations, net of taxes	—	27	27
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	1	1
Balance, February 1, 2025	$(619)	$10	$(609)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	145	—	145
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred (losses), net of taxes	—	(0)	(0)
Balance, May 3, 2025	$(474)	$10	$(464)
Note D. Capital Stock and Earnings Per Share
Capital Stock
In February 2025, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $2.5 billion of TJX common stock from time to time. Under this program and previously announced programs, TJX had approximately $3 billion available for repurchase as of May 3, 2025.
The following table provides share repurchases, excluding applicable excise tax:

	Thirteen Weeks Ended
In millions	May 3, 2025	May 4, 2024
Total number of shares repurchased and retired	5.1	5.3
Total cost	$613	$509
All shares repurchased under the stock repurchase programs have been retired. These expenditures were funded by cash on hand and cash generated from operations.

Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Thirteen Weeks Ended
Amounts in millions, except per share amounts	May 3, 2025	May 4, 2024
Basic earnings per share:
Net income	$1,036	$1,070
Weighted average common shares outstanding for basic earnings per share calculation	1,118	1,132
Basic earnings per share	$0.93	$0.95
Diluted earnings per share:
Net income	$1,036	$1,070
Weighted average common shares outstanding for basic earnings per share calculation	1,118	1,132
Assumed exercise/vesting of stock options and awards	14	14
Weighted average common shares outstanding for diluted earnings per share calculation	1,132	1,146
Diluted earnings per share	$0.92	$0.93
Cash dividends declared per share	$0.425	$0.375
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 4 million and 5 million antidilutive options excluded for the thirteen weeks ended May 3, 2025 and May 4, 2024, respectively.
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

Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel fuel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing, and the resulting per mile surcharges payable by TJX, by setting a fixed price per gallon for the period being hedged. During fiscal 2025, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for fiscal 2026, and during the first three months of fiscal 2026, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for the first three months of fiscal 2027. The hedge agreements outstanding at May 3, 2025 relate to approximately 50% of TJX’s estimated notional diesel fuel requirements for the remainder of fiscal 2026 and the first three months of fiscal 2027. These diesel fuel hedge agreements will settle throughout fiscal 2026 and throughout the first four months of fiscal 2027. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in Cost of sales, including buying and occupancy costs. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at May 3, 2025 cover merchandise purchases the Company is committed to over the next several months in fiscal 2026. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their U.K. centralized buying function. Merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for Euro denominated merchandise purchases from third-party vendors. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this excess exposure. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in Cost of sales, including buying and occupancy costs.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 3, 2025:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 3, 2025
Fair value hedges:
Intercompany balances, primarily debt:
	€80		£68	0.8522	(Accrued Exp)	$—	$(0.5)	$(0.5)
A$	210	U.S.$	135	0.6420	Prepaid Exp / (Accrued Exp)	1.4	(2.1)	(0.7)
U.S.$	67		£55	0.8177	Prepaid Exp	5.8	—	5.8
	£50	U.S.$	61	1.2222	(Accrued Exp)	—	(5.3)	(5.3)
	€200	U.S.$	220	1.1005	Prepaid Exp/ (Accrued Exp)	0.1	(9.0)	(8.9)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.1M – 4.1M gal per month	Float on 3.1M – 4.1M gal per month		N/A	(Accrued Exp)	—	(16.1)	(16.1)
Intercompany billings in TJX International, primarily merchandise:
	€195		£167	0.8549	Prepaid Exp	0.8	—	0.8
Merchandise purchase commitments:
C$	926	U.S.$	655	0.7070	(Accrued Exp)	—	(18.1)	(18.1)
C$	31		€20	0.6546	Prepaid Exp / (Accrued Exp)	0.5	(0.0)	0.5
	£488	U.S.$	624	1.2778	Prepaid Exp / (Accrued Exp)	0.5	(24.9)	(24.4)
zł	489		£95	0.1950	Prepaid Exp / (Accrued Exp)	0.1	(2.4)	(2.3)
A$	93	U.S.$	59	0.6346	Prepaid Exp / (Accrued Exp)	0.0	(0.9)	(0.9)
U.S.$	109		€101	0.9204	Prepaid Exp / (Accrued Exp)	5.1	(0.2)	4.9
Total fair value of derivative financial instruments						$14.3	$(79.5)	$(65.2)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 1, 2025:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 1, 2025
Fair value hedges:
Intercompany balances, primarily debt:
	€79		£67	0.8523	Prepaid Exp / (Accrued Exp)	$0.7	$(0.1)	$0.6
A$	210	U.S.$	135	0.6420	Prepaid Exp	3.5	—	3.5
U.S.$	67		£55	0.8177	Prepaid Exp	0.8	—	0.8
	£50	U.S.$	61	1.2222	(Accrued Exp)	—	(0.9)	(0.9)
	€200	U.S.$	217	1.0852	Prepaid Exp / (Accrued Exp)	7.6	(0.4)	7.2
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.1M – 3.9M gal per month	Float on 3.1M– 3.9M gal per month		N/A	(Accrued Exp)	—	(9.1)	(9.1)
Intercompany billings in TJX International, primarily merchandise:
	€175		£148	0.8442	Prepaid Exp	1.5	—	1.5
Merchandise purchase commitments:
C$	873	U.S.$	625	0.7159	Prepaid Exp	21.9	—	21.9
C$	33		€22	0.6673	Prepaid Exp / (Accrued Exp)	0.1	(0.0)	0.1
	£416	U.S.$	530	1.2742	Prepaid Exp / (Accrued Exp)	15.2	(1.1)	14.1
zł	552		£107	0.1933	(Accrued Exp)	—	(3.5)	(3.5)
A$	81	U.S.$	52	0.6448	Prepaid Exp / (Accrued Exp)	1.7	(0.1)	1.6
U.S.$	87		€82	0.9317	Prepaid Exp / (Accrued Exp)	0.1	(2.9)	(2.8)
Total fair value of derivative financial instruments						$53.1	$(18.1)	$35.0

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 4, 2024:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 4, 2024
Fair value hedges:
Intercompany balances, primarily debt:
zł	10		£2	0.1973	(Accrued Exp)	$—	$(0.0)	$(0.0)
	€78		£67	0.8622	Prepaid Exp / (Accrued Exp)	0.1	(0.1)	0.0
A$	146	U.S.$	98	0.6743	Prepaid Exp / (Accrued Exp)	1.7	(0.2)	1.5
U.S.$	70		£55	0.7898	(Accrued Exp)	—	(0.5)	(0.5)
	£100	U.S.$	126	1.2608	Prepaid Exp / (Accrued Exp)	0.8	(0.3)	0.5
	€200	U.S.$	219	1.0937	Prepaid Exp / (Accrued Exp)	2.0	(0.3)	1.7
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.0M – 4.2M gal per month	Float on 3.0M – 4.2M gal per month		N/A	(Accrued Exp)	—	(8.1)	(8.1)
Intercompany billings in TJX International, primarily merchandise:
	€142		£121	0.8547	(Accrued Exp)	—	(0.6)	(0.6)
Merchandise purchase commitments:
C$	851	U.S.$	630	0.7400	Prepaid Exp / (Accrued Exp)	7.7	(0.6)	7.1
C$	37		€25	0.6812	Prepaid Exp / (Accrued Exp)	0.1	(0.0)	0.1
	£379	U.S.$	477	1.2585	Prepaid Exp / (Accrued Exp)	2.7	(1.6)	1.1
A$	94	U.S.$	63	0.6633	Prepaid Exp / (Accrued Exp)	0.3	(0.3)	0.0
zł	534		£105	0.1971	Prepaid Exp / (Accrued Exp)	0.0	(0.7)	(0.7)
U.S.$	133		€123	0.9190	Prepaid Exp / (Accrued Exp)	0.1	(1.2)	(1.1)
Total fair value of derivative financial instruments						$15.5	$(14.5)	$1.0

The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

		Amount of (Loss) Gain Recognized in Income by Derivative
	Location of (Loss) Gain Recognized in Income by Derivative	Thirteen Weeks Ended
In millions		May 3, 2025	May 4, 2024
Fair value hedges:
Intercompany balances, primarily debt	Selling, general and administrative expenses	$(23)	$1
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	(12)	(5)
Intercompany billings in TJX International, primarily merchandise	Cost of sales, including buying and occupancy costs	(3)	(0)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(59)	11
(Loss) Gain recognized in income		$(97)	$7
Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as exit price). The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In millions	May 3, 2025	February 1, 2025	May 4, 2024
Level 1
Assets:
Executive Savings Plan investments	$471.0	$481.4	$424.1
Level 2
Assets:
Foreign currency exchange contracts	$14.3	$53.1	$15.5
Liabilities:
Foreign currency exchange contracts	$63.4	$9.0	$6.4
Diesel fuel contracts	16.1	9.1	8.1
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
The following table summarizes the carrying value and fair value estimates of the Company’s components of long-term debt:

	May 3, 2025		February 1, 2025		May 4, 2024
In millions	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2
Long-term debt	$2,867	$2,669	$2,866	$2,634	$2,863	$2,580
For additional information on long-term debt, see Note I—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
The majority of the Company’s assets and liabilities are not measured at fair value on an ongoing basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended May 3, 2025, February 1, 2025 and May 4, 2024, the Company did not record any material impairments to long-lived assets.
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

Presented below is financial information with respect to TJX’s segments:

	Thirteen Weeks Ended
In millions	May 3, 2025	May 4, 2024
Marmaxx
Net sales	$8,052	$7,750
Segment expenses(a)	6,945	6,653
Segment profit	$1,107	$1,097
HomeGoods
Net sales	$2,254	$2,079
Segment expenses(a)	2,024	1,881
Segment profit	$230	$198
TJX Canada
Net sales	$1,144	$1,113
Segment expenses(a)	1,022	976
Segment profit	$122	$137
TJX International
Net sales	$1,661	$1,537
Segment expenses(a)	1,589	1,476
Segment profit	$72	$61
Total TJX
Net sales	$13,111	$12,479
Segment expenses(a)	11,580	10,986
Segment profit	$1,531	$1,493
General corporate expense	215	153
Impairment on equity investment	—	—
Interest (income) expense, net	(30)	(50)
Income before income taxes	$1,346	$1,390
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

The following table presents identifiable assets by segment:

In millions	May 3, 2025	February 1, 2025	May 4, 2024
Identifiable assets:
In the United States:
Marmaxx	$14,747	$14,137	$13,285
HomeGoods	4,172	4,037	3,898
TJX Canada	2,333	2,128	2,172
TJX International	4,534	4,243	4,098
Segment identifiable assets	$25,786	$24,545	$23,453
Corporate(a)	6,072	7,204	6,226
Total identifiable assets	$31,858	$31,749	$29,679
(a)Corporate identifiable assets primarily include cash and trust assets from the Executive Savings Plan, and as of May 3, 2025 and February 1, 2025, include the equity method investments. Consolidated cash, including that held by foreign entities, is reported with Corporate assets for consistency with segment reporting in the U.S.
The following table presents capital expenditures and depreciation and amortization by segment:

In millions	May 3, 2025	May 4, 2024
Capital expenditures:
In the United States:
Marmaxx	$339	$247
HomeGoods	61	69
TJX Canada	34	38
TJX International	63	65
Total capital expenditures	$497	$419
Depreciation and amortization:
In the United States:
Marmaxx	$165	$144
HomeGoods	56	51
TJX Canada	24	21
TJX International	50	47
Segment depreciation and amortization	$295	$263
Corporate(a)	1	1
Total depreciation and amortization	$296	$264
(a)Includes debt discount accretion and debt expense amortization.

Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In millions	May 3, 2025	May 4, 2024	May 3, 2025	May 4, 2024
Service cost	$7	$7	$0	$1
Interest cost	19	18	2	1
Expected return on plan assets	(22)	(19)	—	—
Amortization of net actuarial loss and prior service cost/(credit)	(0)	(0)	0	0
Total expense	$4	$6	$2	$2
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
Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt as of May 3, 2025, February 1, 2025 and May 4, 2024. All amounts are net of unamortized debt discounts.

In millions and net of immaterial unamortized debt discounts	May 3, 2025	February 1, 2025	May 4, 2024
General corporate debt:
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount)	$998	$998	$998
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount)	500	500	499
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount)	496	496	496
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount)	500	500	500
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount)	383	383	383
Total debt	2,877	2,877	2,876
Debt issuance costs	(10)	(11)	(13)
Long-term debt	$2,867	$2,866	$2,863
Credit Facilities
As of May 3, 2025, the Company had two TJX revolving credit facilities, a $1 billion senior unsecured revolving credit facility maturing in June 2026 (the “2026 Revolving Credit Facility”) and a $500 million revolving credit facility maturing in May 2028 (the “2028 Revolving Credit Facility”).
On May 9, 2025, the Company amended and restated its 2028 Revolving Credit Facility (as amended, the “2029 Revolving Credit Facility”) to (i) extend the maturity to May 9, 2029 and (ii) increase the aggregate principal amount commitment to $750 million. All other material terms and conditions of the 2029 Revolving Credit Facility were unchanged.

Additionally, on May 9, 2025, the Company amended and restated its 2026 Revolving Credit Facility (as amended, “the 2030 Revolving Credit Facility”) to (i) extend the maturity to May 9, 2030, (ii) decrease the aggregate principal amount of commitments to $750 million and (iii) reduce the interest rate margin applicable to borrowings bearing interest at a term secured overnight financing rate to a margin of 45.0 - 87.5 basis points consistent with the 2029 Revolving Credit Facility. All other material terms and conditions of the 2030 Revolving Credit Facility were unchanged.
Under these credit facilities, the Company has maintained a borrowing capacity of $1.5 billion. As of May 3, 2025, February 1, 2025 and May 4, 2024, and during the quarters and year then ended, there were no amounts outstanding under these facilities. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
Note J. Income Taxes
A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime (Pillar Two) with effect from January 1, 2024. These changes did not have a material impact on our effective tax rate, results of operations or financial position for the first quarter of fiscal 2026 and are not expected to have a significant impact to the full fiscal year. We continue to evaluate the impacts of proposed and enacted legislation for the jurisdictions in which TJX operates.
The effective income tax rate was 23.0% for the first quarter of fiscal 2026 and 23.0% for the first quarter of fiscal 2025. There were no significant changes to TJX’s effective income tax rate in the first quarter of fiscal 2026, compared to the first quarter of fiscal 2025.
TJX had net unrecognized tax benefits of $205 million as of May 3, 2025, $217 million as of February 1, 2025 and $200 million as of May 4, 2024.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties on the Consolidated Balance Sheets were $23 million as of May 3, 2025, $28 million as of February 1, 2025 and $24 million as of May 4, 2024.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the Consolidated Financial Statements as of May 3, 2025. During the next twelve months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by up to $21 million, which would reduce the provision for taxes on earnings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (first quarter) Ended May 3, 2025
Compared to
The Thirteen Weeks (first quarter) Ended May 4, 2024
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. Our mission is to deliver great value to our customers every day. We do this by selling a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty and major online retailers) regular prices on comparable merchandise, every day through our stores and six e-commerce sites. We operate over 5,100 stores through our four segments: in the U.S., Marmaxx (which operates TJ Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates TK Maxx, Homesense, tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe, and TK Maxx in Australia). In addition to our four segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
As an overview of our financial performance, results for the quarter ended May 3, 2025 include the following:
–Net sales increased 5% to $13.1 billion for the first quarter of fiscal 2026 versus last year’s first quarter sales of $12.5 billion. As of May 3, 2025, both the number of stores in operation and the selling square footage increased 3% compared to the end of the first quarter of fiscal 2025.
–Consolidated comp sales increased 3% for the first quarter of fiscal 2026. See Net Sales below for our definition of comp sales.
–Diluted earnings per share for the first quarter of fiscal 2026 were $0.92 versus $0.93 in the first quarter of fiscal 2025.
–Pre-tax profit margin (the ratio of pre-tax income to net sales) for the first quarter of fiscal 2026 was 10.3%, a 0.8 percentage point decrease compared with 11.1% in the first quarter of fiscal 2025.
–Our cost of sales, including buying and occupancy costs, ratio for the first quarter of fiscal 2026 was 70.5%, a 0.5 percentage point increase compared with 70.0% in the first quarter of fiscal 2025.
–Our selling, general and administrative (“SG&A”) expense ratio for the first quarter of fiscal 2026 was 19.4%, a 0.2 percentage point increase compared with 19.2% in the first quarter of fiscal 2025.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites, were up 7% at the end of the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025. Starting in the first quarter of fiscal 2026, Sierra stores are included in the consolidated average per store inventories.
–During the first quarter of fiscal 2026, we returned $1 billion to our shareholders through share repurchases and dividends.
Recent Events and Trends
Global Economic Conditions and Tariffs
We continue to closely monitor changes in international trade relations, economic and monetary policies, or legislation and regulations including those related to tariffs on imports from China and other countries. The tariffs have led to significant volatility in the global economy, and the extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain. Our buying organization’s ability to execute our merchandise sourcing model to offset the effects of the tariffs is a key factor. We are implementing and considering additional measures that seek to mitigate the impact of tariffs. However, the overall impact depends on a range of factors, including trade negotiations between the U.S. and other countries, responses of other countries, exceptions that could be granted, and cost of alternative sources of merchandise. It is possible that some of the actions we might take to adapt could increase risk, drive a modification of our operations that might be time-consuming or expensive, or possibly impact pricing on certain items, which could impact our business. Uncertainty remains regarding the continued impact on our direct imports, indirect imports, vendor and competitor pricing, consumer demand, tariff pass-throughs, and reciprocal or retaliatory tariffs.

Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales:

	Thirteen Weeks Ended
	May 3, 2025	May 4, 2024
Net sales	100.0%	100.0%
Cost of sales, including buying and occupancy costs	70.5	70.0
Selling, general and administrative expenses	19.4	19.2
Interest (income) expense, net	(0.2)	(0.4)
Income before income taxes*	10.3%	11.1%
*Figures may not foot due to rounding.
Net Sales
Net sales for the quarter ended May 3, 2025 totaled $13.1 billion, a 5% increase versus first quarter fiscal 2025 net sales of $12.5 billion. This increase reflects a 3% increase in comp sales, a 2% increase from non-comp sales and a neutral impact from foreign currency. Net sales from our e-commerce sites combined amounted to approximately 2% of total sales for each of the first quarters of fiscal 2026 and fiscal 2025.
Comp sales increased 3% for the first quarter of fiscal 2026 and increased 3% for the first quarter of fiscal 2025. Both home comp sales growth (as defined below) and apparel comp sales growth (as defined below) generally performed in line with the overall comp sales increase for the first quarter of fiscal 2026. Comp sales for the first quarter of fiscal 2026 were driven by an increase in customer transactions.
As of May 3, 2025, both our store count and selling square footage increased 3% compared to the end of the first quarter last year.
Definition of Comparable Sales
We define comparable sales, or comp sales, to be sales of stores and e-commerce sites that have been in operation for all or a portion of two consecutive fiscal years, or, in other words, stores or e-commerce sites that are starting their third fiscal year of operation. In any given fiscal year, we calculate comp sales on a 52-week basis by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have changed in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated comp sales percentage is immaterial. Starting in fiscal 2026, sales from e-commerce sites are included in comp sales, and the impact of such sales on the consolidated comp sales percentage is immaterial.
Sales excluded from comp sales (“non-comp sales”) consist of sales from:
–New stores or e-commerce sites - stores or sites that have not yet met the comp sales criteria, which represents a substantial majority of non-comp sales
–Stores or e-commerce sites that are closed permanently or for an extended period of time
We determine which stores and e-commerce sites are included in the comp sales calculation at the beginning of a fiscal year, and the classification remains constant throughout that year unless a store or e-commerce site is closed permanently or for an extended period during that fiscal year.
Comp sales of our foreign segments are calculated on a constant currency basis. We define constant currency basis as translating the current year’s results using the prior year’s exchange rates. This removes the effect of changes in currency exchange rates, which we believe is a more appropriate measure of performance.
Comp sales may be referred to as “same store” sales by other retail companies. The method for calculating comp sales varies across the retail industry; therefore, our measure of comp sales may not be comparable to that of other retail companies. Comparable sales for a category such as home or apparel include sales from merchandise within such category combined across all divisions that fall within the Company’s definition of comparable sales for such period.
We define customer transactions to be the number of transactions in stores or online included in the comp sales calculation. We define average ticket to be the average retail price of the units sold. We define average basket to be the average dollar value of transactions.

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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 70.5% for the first quarter of fiscal 2026, an increase of 0.5 percentage points compared to 70.0% for the first quarter of fiscal 2025.
The increase in the cost of sales ratio, including buying and occupancy costs, for the first quarter of fiscal 2026 was attributable to the unfavorable year-over-year impact related to the mark-to-market adjustments on inventory hedges.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, was 19.4% for the first quarter of fiscal 2026, an increase of 0.2 percentage points compared to 19.2% for the first quarter of fiscal 2025.
The increase in the SG&A ratio for the first quarter of fiscal 2026 was due to the year-over-year impact from an employee retention credit reserve release benefit last year and incremental store wage and payroll costs.

Interest (Income) Expense, net
The components of interest (income) expense, net are summarized below:

	Thirteen Weeks Ended
In millions	May 3, 2025	May 4, 2024
Interest expense	$20	$19
Capitalized interest	(2)	(0)
Interest (income)	(48)	(69)
Interest (income) expense, net	$(30)	$(50)
Interest (income) expense, net decreased for the first quarter of fiscal 2026 compared to the same period in fiscal 2025, primarily due to a decrease in interest income driven by a decrease in prevailing rates and a lower average cash balance.
Provision for Income Taxes
A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime (Pillar Two) with effect from January 1, 2024. These changes did not have a material impact on our effective tax rate, results of operations or financial position for the first quarter of fiscal 2026 and are not expected to have a significant impact to the full fiscal year. We continue to evaluate the impacts of proposed and enacted legislation for the jurisdictions in which TJX operates.
The effective income tax rate was 23.0% for the first quarter of fiscal 2026 and 23.0% for the first quarter of fiscal 2025. There were no significant changes to our effective income tax rate for the first quarter of fiscal 2026 compared to the first quarter of fiscal 2025.
Net Income and Diluted Earnings Per Share
Net income was $1.0 billion, or $0.92 per diluted share, and $1.1 billion, or $0.93 per diluted share, for the first quarter of fiscal 2026 and fiscal 2025, respectively. Foreign currency had a $0.02 negative impact on diluted earnings per share for the first quarter of fiscal 2026 and a $0.01 positive impact on diluted earnings per share for the first quarter of fiscal 2025.
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

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended
U.S. dollars in millions	May 3, 2025	May 4, 2024
Net sales	$8,052	$7,750
Segment profit	$1,107	$1,097
Segment profit margin	13.7%	14.2%
Comp sales	2%	2%
Stores in operation at end of period:
TJ Maxx	1,338	1,322
Marshalls	1,234	1,201
Sierra	123	97
Total	2,695	2,620
Selling square footage at end of period (in millions):
TJ Maxx	30	29
Marshalls	27	27
Sierra	2	1
Total	59	57
Net Sales
Net sales for Marmaxx were $8.1 billion for the first quarter of fiscal 2026, an increase of 4% compared to $7.8 billion for the first quarter of fiscal 2025. This increase in the first quarter reflects a 2% increase from comp sales and a 2% increase from non-comp sales.
For the first quarter, the increase in comp sales was driven by an increase in customer transactions and an increase in average basket. Both Marmaxx home and apparel comp sales growth generally performed in line with the overall comp sales increase for the first quarter of fiscal 2026. Geographically, comp sales growth was strongest in the West and South regions for the first quarter of fiscal 2026.
Segment Profit Margin
Segment profit margin decreased to 13.7% for the first quarter of fiscal 2026 compared to 14.2% for the same period last year. The decrease in segment profit margin for the first quarter of fiscal 2026 was primarily driven by expense deleverage on occupancy and administrative costs and the year-over-year impact from an employee retention credit reserve release benefit last year.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented approximately 3% of Marmaxx’s net sales for the first quarter of fiscal 2026 and fiscal 2025, and did not have a significant impact on year-over-year segment margin comparisons.

HomeGoods

	Thirteen Weeks Ended
U.S. dollars in millions	May 3, 2025	May 4, 2024
Net sales	$2,254	$2,079
Segment profit	$230	$198
Segment profit margin	10.2%	9.5%
Comp sales	4%	4%
Stores in operation at end of period:
HomeGoods	950	922
Homesense	75	59
Total	1,025	981
Selling square footage at end of period (in millions):
HomeGoods	17	17
Homesense	2	1
Total	19	18
Net Sales
Net sales for HomeGoods were $2.3 billion for the first quarter of fiscal 2026, an increase of 8%, compared to $2.1 billion for the first quarter of fiscal 2025. This increase in the first quarter reflects a 4% increase from comp sales and a 4% increase from non-comp sales.
For the first quarter of fiscal 2026, the increase in comp sales was driven by an increase in customer transactions. Geographically, comp sales growth was strongest in the West region for the first quarter of fiscal 2026.
Segment Profit Margin
Segment profit margin increased to 10.2% for the first quarter of fiscal 2026 compared to 9.5% for the same period last year. This increase in segment profit margin for the first quarter of fiscal 2026 was primarily driven by lower supply chain costs, partially offset by the year-over-year impact from an employee retention credit reserve release benefit last year.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended
U.S. dollars in millions	May 3, 2025	May 4, 2024
Net sales	$1,144	$1,113
Segment profit	$122	$137
Segment profit margin	10.7%	12.3%
Comp sales	5%	4%
Stores in operation at end of period:
Winners	310	303
HomeSense	161	158
Marshalls	110	106
Total	581	567
Selling square footage at end of period (in millions):
Winners	7	7
HomeSense	3	3
Marshalls	2	2
Total	12	12
Net Sales
Net sales for TJX Canada were $1.1 billion for the first quarter of fiscal 2026, an increase of 3%, compared to $1.1 billion for the first quarter of fiscal 2025. This increase in the first quarter reflects a 5% increase in comp sales, a 2% increase in non-comp sales, partially offset by a negative foreign currency impact of 4%.
The increase in comp sales for the first quarter of fiscal 2026 was driven by an increase in customer transactions.
Segment Profit Margin
Segment profit margin decreased to 10.7% for the first quarter of fiscal 2026 compared to 12.3% for the same period last year. This decrease for the first quarter of fiscal 2026 was primarily driven by lower merchandise margin and the unfavorable impact of transactional foreign exchange. Merchandise margin reflects higher markdowns and the negative impact of transactional foreign exchange on the cost of merchandise within markon.

TJX International

	Thirteen Weeks Ended
U.S. dollars in millions	May 3, 2025	May 4, 2024
Net sales	$1,661	$1,537
Segment profit	$72	$61
Segment profit margin	4.3%	4.0%
Comp sales	5%	2%
Stores in operation at end of period:
TK Maxx	662	644
Homesense	74	78
TK Maxx Australia	84	82
Total	820	804
Selling square footage at end of period (in millions):
TK Maxx	13	13
Homesense	1	1
TK Maxx Australia	1	1
Total	15	15
Net Sales
Net sales for TJX International were $1.7 billion for the first quarter of fiscal 2026, an increase of 8%, compared to $1.5 billion for the first quarter of fiscal 2025. This increase in the first quarter reflects a 5% increase in comp sales, a 2% increase in non-comp sales and a positive foreign currency impact of 1%.
The increase in comp sales for the first quarter was driven by an increase in customer transactions.
E-commerce sales represented approximately 4% of TJX International’s net sales for the first quarter of fiscal 2026 and fiscal 2025.
Segment Profit Margin
Segment profit margin increased to 4.3% for the first quarter of fiscal 2026 compared to 4.0% for the same period last year. This increase for the first quarter of fiscal 2026 was primarily due to lower administrative costs and favorable occupancy costs, partially offset by incremental store wage and payroll costs.
GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended
In millions	May 3, 2025	May 4, 2024
General corporate expense	$215	$153
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for the first quarter of fiscal 2026 was primarily driven by the unfavorable year-over-year impacts related to the mark-to-market adjustments on inventory hedges and fuel hedges.

ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of May 3, 2025, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended May 3, 2025, as described in Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs for the foreseeable future.
As of May 3, 2025, we held $4.3 billion in cash. Approximately $1.2 billion of our cash was held by our foreign subsidiaries with $748 million held in countries where we intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through May 3, 2025. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
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
Operating Activities
Operating activities resulted in net cash inflows of $394 million for the three months ended May 3, 2025 and $737 million for the three months ended May 4, 2024.
Operating cash flows decreased $343 million compared to fiscal 2025 primarily due to the change in merchandise inventories net of accounts payable.
Investing Activities
Investing activities resulted in net cash outflows of $503 million for the three months ended May 3, 2025 and $427 million for the three months ended May 4, 2024. The cash outflows for both periods were driven by capital expenditures.
Capital expenditures in the first three months of fiscal 2026 primarily reflected store improvements and renovations, investments in our new stores, as well as investments in our distribution centers and offices, including information technology. We anticipate that capital spending for the full fiscal year 2026 will be approximately $2.1 billion to $2.2 billion.
We plan to fund these expenditures with our existing cash balances and through internally generated funds.
Financing Activities
Financing activities resulted in net cash outflows of $1 billion for the first three months of fiscal 2026 and $840 million for the first three months of fiscal 2025. The cash outflows for both periods were primarily driven by equity repurchases and dividend payments.
Equity
Under our stock repurchase programs, we paid $613 million to repurchase and retire 5.1 million shares of our stock in the first three months of fiscal 2026. As of May 3, 2025, approximately $3 billion remained available under our existing stock repurchase programs. We paid $509 million to repurchase and retire 5.3 million shares of our stock in the first three months of fiscal 2025. We currently plan to repurchase approximately $2 billion to $2.5 billion of stock under our stock repurchase programs in fiscal 2026. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
Dividends
We declared quarterly dividends on our common stock of $0.425 per share for the first quarter of fiscal 2026 and $0.375 per share for the first quarter of fiscal 2025. Cash payments for dividends on our common stock totaled $424 million for the first three months of fiscal 2026 and $380 million for the first three months of fiscal 2025.

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the critical accounting estimates as discussed in TJX's Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For a discussion of accounting standards, see Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in TJX’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 and Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains “forward-looking statements”. These forward-looking statements generally can be identified by the use of words such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "potential," "seek," "should," "will," "would," or any variations of these words or other words with similar meanings. These forward-looking statements address various matters that we intend, expect, or believe may occur in the future, including, among others, statements regarding the Company's anticipated operating and financial performance, business plans and prospects, investments, anticipated dividends and share repurchases, the impact of tariff policies, and plans with respect to long-term indebtedness. Each forward-looking statement is inherently subject to risks, uncertainties and potentially inaccurate assumptions that could cause actual results to differ materially from those expressed or implied by such statement. We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. Applicable risks and uncertainties include, among others: execution of buying strategy and inventory management; customer trends and preferences; competition; various marketing efforts; operational and business expansion; management of large size and scale; merchandise sourcing and transport; international trade and tariff policies; data security and maintenance and development of information technology systems; labor costs and workforce challenges; personnel recruitment, training and retention; corporate and retail banner reputation; evolving corporate governance and public disclosure regulations and expectations with respect to environmental, social and governance matters; expanding international operations; fluctuations in quarterly and annual operating results and market expectations; inventory or asset loss; cash flow; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; real estate activities; economic conditions and consumer spending; market instability; severe weather, serious disruptions or catastrophic events; disproportionate impact of disruptions during this fiscal year; commodity availability and pricing; fluctuations in currency exchange rates; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal proceedings and other legal or regulatory matters; quality, safety and other issues with our merchandise; tax matters; and other factors that may be described in our filings with the Securities and Exchange Commission (the “SEC”), including our most recent Annual Report on Form 10-K filed with the SEC. We caution investors, potential investors and others not to place considerable reliance on the forward-looking statements contained in this Form 10-Q. You are encouraged to read any further disclosures we may make in our future reports to the SEC, available at www.sec.gov, on our website, or otherwise. The forward-looking statements in this report speak only as of the date of this Form 10-Q, and we undertake no obligation to update or revise any of these statements, even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized. Our business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025.
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 3, 2025 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.

Effective April 2, 2025, we implemented a new human resources (HR) system to simplify and standardize our global HR processes while also enhancing the control environment surrounding the Company’s HR related activities. Except as described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended May 3, 2025 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Legal Contingencies in Note K—Contingent Obligations, Contingencies, and Commitments of Notes to Consolidated Financial Statements for information on legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended February 1, 2025, as filed with the Securities Exchange Commission on April 2, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
INFORMATION ON SHARE REPURCHASES
The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2026 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
February 2, 2025 through March 1, 2025	832,795	$124.40	832,795	$3,471,807,465
March 2, 2025 through April 5, 2025	2,836,056	$116.96	2,836,056	$3,140,106,761
April 6, 2025 through May 3, 2025	1,417,897	$125.63	1,417,897	$2,961,982,307
Total	5,086,748		5,086,748
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2025, we announced that our Board of Directors had approved a new stock repurchase program that authorized the repurchase of up to an additional $2.5 billion of our common stock from time to time. Under this program and previously announced programs, we had approximately $3 billion available for repurchase as of May 3, 2025.
Item 5. Other Information
During the fiscal quarter ended May 3, 2025, none of our directors or officers adopted, materially modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.1	First Amendment to 2029 Amended and Restated Revolving Credit Agreement, dated as of May 9, 2025, among the Company, U.S. Bank, as administrative agent, the lenders party thereto, HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as co-syndication agents, and Bank of America, N.A., Deutsche Bank Securities, Inc., and JPMorgan Chase Bank, N.A., as co-documentation agents.*	8-K	10.1	5/9/2025
10.2	Second Amendment to 2030 Revolving Credit Agreement, dated as of May 9, 2025, among the Company, U.S. Bank, as administrative agent, swingline lender and a letter of credit issuer, the lenders party thereto, HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as co-syndication agents and letter of credit issuers, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents and letter of credit issuers, Deutsche Bank Securities, Inc., as a co-documentation agent and Deutsche Bank AG New York Branch, as a letter of credit issuer.*	8-K	10.2	5/9/2025
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2025, formatted in Inline XBRL (included in Exhibit 101)
* Schedules and certain portions of this exhibit are omitted pursuant to Item 601 of Regulation S-K. The Company agrees to furnish a supplemental copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE TJX COMPANIES, INC.
(Registrant)

Date: May 30, 2025
/s/ John Klinger
John Klinger, Chief Financial Officer
(Principal Financial and Accounting Officer)