Form 10-Q
period 2025-08-02
TJX COMPANIES INC /DE/
filed 2025-08-29
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of August 22, 2025: 1,112,938,750

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN MILLIONS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$14,401	$13,468	$27,512	$25,947
Cost of sales, including buying and occupancy costs	9,976	9,380	19,222	18,119
Selling, general and administrative expenses	2,805	2,666	5,354	5,066
Interest (income) expense, net	(27)	(46)	(57)	(96)
Income before income taxes	1,647	1,468	2,993	2,858
Provision for income taxes	404	369	714	689
Net income	$1,243	$1,099	$2,279	$2,169
Basic earnings per share	$1.11	$0.97	$2.04	$1.92
Weighted average common shares – basic	1,115	1,130	1,116	1,131
Diluted earnings per share	$1.10	$0.96	$2.02	$1.89
Weighted average common shares – diluted	1,128	1,144	1,130	1,145
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	August 2, 2025	August 3, 2024
Net income	$1,243	$1,099
Additions to other comprehensive income, net of tax:
Foreign currency translation adjustments, net of related tax benefits of $0 in fiscal 2026 and $2 in fiscal 2025	19	18
Reclassifications from other comprehensive income, net of tax, to net income:
Amortization of prior service cost and deferred (losses), net of related tax benefits of $0.0 in fiscal 2026 and $0.0 in fiscal 2025	(0)	(0)
Other comprehensive income, net of tax	19	18
Total comprehensive income	$1,262	$1,117

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Net income	$2,279	$2,169
Additions to other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of related tax provision of $3 in fiscal 2026 and tax benefit of $2 in fiscal 2025	164	(0)
Reclassifications from other comprehensive income (loss), net of tax, to net income:
Amortization of prior service cost and deferred (losses), net of related tax benefits of $0.1 in fiscal 2026 and $0.0 in fiscal 2025	(0)	(0)
Other comprehensive income (loss), net of tax	164	(0)
Total comprehensive income	$2,443	$2,169
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN MILLIONS, EXCEPT SHARE AMOUNTS

	August 2, 2025	February 1, 2025	August 3, 2024
Assets
Current assets:
Cash and cash equivalents	$4,639	$5,335	$5,250
Accounts receivable, net	600	549	521
Merchandise inventories	7,372	6,421	6,470
Prepaid expenses and other current assets	562	617	536
Federal, state and foreign income taxes recoverable	105	69	113
Total current assets	13,278	12,991	12,890
Net property at cost	7,775	7,346	6,968
Non-current deferred income taxes, net	142	148	147
Operating lease right of use assets	9,978	9,641	9,513
Goodwill	95	94	95
Other assets	1,617	1,529	942
Total assets	$32,885	$31,749	$30,555
Liabilities
Current liabilities:
Accounts payable	$4,698	$4,257	$4,503
Accrued expenses and other current liabilities	4,776	5,040	4,458
Current portion of operating lease liabilities	1,669	1,636	1,621
Federal, state and foreign income taxes payable	165	75	39
Total current liabilities	11,308	11,008	10,621
Other long-term liabilities	1,042	1,050	960
Non-current deferred income taxes, net	217	156	162
Long-term operating lease liabilities	8,585	8,276	8,166
Long-term debt	2,867	2,866	2,864
Commitments and contingencies (See Note K)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,112,799,116; 1,119,333,622 and 1,127,978,175 respectively	1,113	1,119	1,128
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss) income	(445)	(609)	(532)
Retained earnings	8,198	7,883	7,186
Total shareholders’ equity	8,866	8,393	7,782
Total liabilities and shareholders’ equity	$32,885	$31,749	$30,555
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN MILLIONS

	Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024
Cash flows from operating activities:
Net income	$2,279	$2,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	604	529
Loss on property disposals and impairment charges	2	2
Deferred income tax provision	71	43
Share-based compensation	76	84
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(43)	8
(Increase) in merchandise inventories	(845)	(512)
(Increase) in income taxes recoverable	(36)	(54)
Decrease (increase) in prepaid expenses and other current assets	18	(22)
Increase in accounts payable	388	648
(Decrease) in accrued expenses and other liabilities	(373)	(388)
Increase (decrease) in income taxes payable	84	(61)
(Decrease) in net operating lease liabilities	(5)	(11)
Other, net	(35)	(69)
Net cash provided by operating activities	2,185	2,366
Cash flows from investing activities:
Property additions	(958)	(982)
Purchase of equity investments	(5)	—
Purchases of investments	(21)	(23)
Sales and maturities of investments	15	15
Net cash (used in) investing activities	(969)	(990)
Cash flows from financing activities:
Payments for repurchase of common stock	(1,144)	(1,068)
Cash dividends paid	(898)	(803)
Proceeds from issuance of common stock	104	191
Other	(64)	(42)
Net cash (used in) financing activities	(2,002)	(1,722)
Effect of exchange rate changes on cash	90	(4)
Net (decrease) in cash and cash equivalents	(696)	(350)
Cash and cash equivalents at beginning of year	5,335	5,600
Cash and cash equivalents at end of period	$4,639	$5,250
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, May 3, 2025	1,116	$1,116	$—	$(464)	$7,851	$8,503
Net income	—	—	—	—	1,243	1,243
Other comprehensive income, net of tax	—	—	—	19	—	19
Cash dividends declared on common stock	—	—	—	—	(475)	(475)
Recognition of share-based compensation	—	—	43	—	—	43
Issuance of common stock under stock incentive plan and related tax effect	1	1	51	—	(1)	51
Common stock repurchased	(4)	(4)	(94)	—	(420)	(518)
Balance, August 2, 2025	1,113	$1,113	$—	$(445)	$8,198	$8,866

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, May 4, 2024	1,131	$1,131	$—	$(550)	$6,921	$7,502
Net income	—	—	—	—	1,099	1,099
Other comprehensive income, net of tax	—	—	—	18	—	18
Cash dividends declared on common stock	—	—	—	—	(423)	(423)
Recognition of share-based compensation	—	—	46	—	—	46
Issuance of common stock under stock incentive plan and related tax effect	2	2	99	—	—	101
Common stock repurchased	(5)	(5)	(145)	—	(411)	(561)
Balance, August 3, 2024	1,128	$1,128	$—	$(532)	$7,186	$7,782
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Twenty-Six Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, February 1, 2025	1,119	$1,119	$—	$(609)	$7,883	$8,393
Net income	—	—	—	—	2,279	2,279
Other comprehensive income, net of tax	—	—	—	164	—	164
Cash dividends declared on common stock	—	—	—	—	(950)	(950)
Recognition of share-based compensation	—	—	76	—	—	76
Issuance of common stock under stock incentive plan and related tax effect	3	3	38	—	(1)	40
Common stock repurchased	(9)	(9)	(114)	—	(1,013)	(1,136)
Balance, August 2, 2025	1,113	$1,113	$—	$(445)	$8,198	$8,866

	Twenty-Six Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, February 3, 2024	1,134	$1,134	$—	$(532)	$6,700	$7,302
Net income	—	—	—	—	2,169	2,169
Other comprehensive (loss), net of tax	—	—	—	(0)	—	(0)
Cash dividends declared on common stock	—	—	—	—	(849)	(849)
Recognition of share-based compensation	—	—	84	—	—	84
Issuance of common stock under stock incentive plan and related tax effect	4	4	145	—	—	149
Common stock repurchased	(10)	(10)	(229)	—	(834)	(1,073)
Balance, August 3, 2024	1,128	$1,128	$—	$(532)	$7,186	$7,782
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
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In millions	August 2, 2025	August 3, 2024
Balance, beginning of year	$824	$773
Deferred revenue	861	889
Effect of exchange rate changes on deferred revenue	9	(2)
Revenue recognized	(920)	(940)
Balance, end of period	$774	$720
TJX recognized $476 million in gift card revenue for the three months ended August 2, 2025 and $485 million for the three months ended August 3, 2024. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

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
For the six months ended August 2, 2025, the carrying value of the Company’s equity investment in MOS was $186 million, which exceeds its share of MOS’ net assets by approximately $148 million. This difference primarily consists of goodwill and tradenames. Tradenames are definite-lived intangible assets and are amortized straight-line over their useful lives of 10 years. The carrying value of this equity investment is adjusted for the Company’s share of MOS’s results, tradename amortization, cumulative translation adjustments and additional capital contributions. The cumulative translation adjustment is recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive (loss) income.
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
For the six months ended August 2, 2025, the carrying value of the Company’s equity investment in BFL was $336 million, which exceeds its share of BFL net assets by approximately $292 million. This difference primarily consists of goodwill and a tradename. The tradename is a definite-lived intangible asset and will be amortized straight-line over the useful life of 15 years. The carrying value of this equity investment is adjusted for the Company’s share of BFL’s results and tradename amortization.
Both investments are accounted for under the equity method of accounting and are recorded in Other assets on the Consolidated Balance Sheets. TJX reports the results of its share of the investments in MOS and BFL on a one-quarter lag, as their results are not expected to be available in time to be recorded in the concurrent period. Earnings from the investments in MOS and BFL are recorded in Selling, general & administrative expenses on the Consolidated Statements of Income. The earnings from these investments did not have a material impact on the Company’s results for the six months ended August 2, 2025.
Additionally, both equity investments are evaluated for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If the Company concludes that there is an other-than-temporary impairment of these equity investments, it will adjust the carrying amount of the investments to the current fair value. As of August 2, 2025, the Company determined that no impairments of its equity method investments existed.
Leases
Supplemental cash flow information related to leases is as follows:

	Twenty-Six Weeks Ended
In millions	August 2, 2025	August 3, 2024
Operating cash flows paid for operating leases	$1,091	$1,046
Lease liabilities arising from obtaining right of use assets	$1,047	$1,001
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
Note B. Property at Cost
The following table presents the components of property at cost:

In millions	August 2, 2025	February 1, 2025	August 3, 2024
Land and buildings	$2,640	$2,558	$2,400
Leasehold costs and improvements	5,149	4,710	4,539
Furniture, fixtures and equipment	9,171	8,714	8,425
Total property at cost	$16,960	$15,982	$15,364
Less: accumulated depreciation and amortization	9,185	8,636	8,396
Net property at cost	$7,775	$7,346	$6,968
Depreciation expense was $307 million and $264 million for the three months ended August 2, 2025 and August 3, 2024, respectively. Depreciation expense was $602 million and $527 million for the six months ended August 2, 2025 and August 3, 2024, respectively.
Non-cash investing activities consist of accrued capital additions of $221 million and $186 million as of the periods ended August 2, 2025 and August 3, 2024, respectively.

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income are recorded net of taxes. The following table details the changes in Accumulated other comprehensive (loss) income for the twelve months ended February 1, 2025 and the six months ended August 2, 2025:

In millions and net of immaterial taxes	Foreign Currency Translation	Deferred Benefit Costs	Accumulated Other Comprehensive (Loss) Income
Balance, February 3, 2024	$(514)	$(18)	$(532)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	(105)	—	(105)
Recognition of net gains on benefit obligations, net of taxes	—	27	27
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	1	1
Balance, February 1, 2025	$(619)	$10	$(609)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	164	—	164
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred (losses), net of taxes	—	(0)	(0)
Balance, August 2, 2025	$(455)	$10	$(445)
Note D. Capital Stock and Earnings Per Share
Capital Stock
In February 2025, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $2.5 billion of TJX common stock from time to time. Under this program, TJX had approximately $2.4 billion available for repurchase as of August 2, 2025.
During the second quarter of fiscal 2026, the Company completed stock repurchases representing all of the $1.1 billion that remained as of February 1, 2025 from the previously announced stock repurchase program.
The following table provides share repurchases, excluding applicable excise tax:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Total number of shares repurchased and retired	4.1	5.1	9.2	10.4
Total cost	$515	$559	$1,128	$1,068
All shares repurchased under the stock repurchase programs have been retired. These expenditures were funded by cash on hand and cash generated from operations.

Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Amounts in millions, except per share amounts	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Basic earnings per share:
Net income	$1,243	$1,099	$2,279	$2,169
Weighted average common shares outstanding for basic earnings per share calculation	1,115	1,130	1,116	1,131
Basic earnings per share	$1.11	$0.97	$2.04	$1.92
Diluted earnings per share:
Net income	$1,243	$1,099	$2,279	$2,169
Weighted average common shares outstanding for basic earnings per share calculation	1,115	1,130	1,116	1,131
Assumed exercise/vesting of stock options and awards	13	14	14	14
Weighted average common shares outstanding for diluted earnings per share calculation	1,128	1,144	1,130	1,145
Diluted earnings per share	$1.10	$0.96	$2.02	$1.89
Cash dividends declared per share	$0.425	$0.375	$0.85	$0.75
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 4 million antidilutive options excluded for the thirteen weeks and twenty-six weeks ended August 2, 2025 and 5 million antidilutive options excluded for the thirteen weeks and twenty-six weeks ended August 3, 2024.
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

Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel fuel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing, and the resulting per mile surcharges payable by TJX, by setting a fixed price per gallon for the period being hedged. During fiscal 2025, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for fiscal 2026, and during the first six months of fiscal 2026, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for the first six months of fiscal 2027. The hedge agreements outstanding at August 2, 2025 relate to approximately 50% of TJX’s estimated notional diesel fuel requirements for the remainder of fiscal 2026 and the first six months of fiscal 2027. These diesel fuel hedge agreements will settle throughout fiscal 2026 and throughout the first seven months of fiscal 2027. Upon settlement, the realized gains and losses on these contracts are recorded in Cost of sales, including buying and occupancy costs. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at August 2, 2025 cover merchandise purchases the Company is committed to over the next several months in fiscal 2026. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their U.K. centralized buying function. Merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for Euro denominated merchandise purchases from third-party vendors. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this excess exposure. Upon settlement, the realized gains and losses on these contracts are recorded in Cost of sales, including buying and occupancy costs. TJX elected not to apply hedge accounting to these contracts.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 2, 2025:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 2, 2025
Fair value hedges:
Intercompany balances, primarily debt:
	€83		£72	0.8684	(Accrued Exp)	$—	$(1.4)	$(1.4)
A$	210	U.S.$	134	0.6393	Prepaid Exp / (Accrued Exp)	0.4	(2.6)	(2.2)
U.S.$	74		£55	0.7409	(Accrued Exp)	—	(1.1)	(1.1)
	£50	U.S.$	67	1.3490	Prepaid Exp	1.0	—	1.0
	€200	U.S.$	224	1.1221	Prepaid Exp / (Accrued Exp)	0.5	(10.3)	(9.8)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.2M – 4.1M gal per month	Float on 3.2M – 4.1M gal per month		N/A	(Accrued Exp)	—	(0.4)	(0.4)
Intercompany billings in TJX International, primarily merchandise:
	€159		£138	0.8680	(Accrued Exp)	—	(1.1)	(1.1)
Merchandise purchase commitments:
C$	987	U.S.$	715	0.7244	Prepaid Exp / (Accrued Exp)	3.3	(6.5)	(3.2)
C$	43		€27	0.6330	Prepaid Exp	0.4	—	0.4
	£557	U.S.$	733	1.3165	Prepaid Exp / (Accrued Exp)	5.2	(12.1)	(6.9)
zł	503		£100	0.1994	(Accrued Exp)	—	(3.0)	(3.0)
A$	123	U.S.$	80	0.6472	Prepaid Exp / (Accrued Exp)	0.3	(0.4)	(0.1)
U.S.$	102		€90	0.8841	Prepaid Exp / (Accrued Exp)	3.1	(0.2)	2.9
Total fair value of derivative financial instruments						$14.2	$(39.1)	$(24.9)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 1, 2025:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 1, 2025
Fair value hedges:
Intercompany balances, primarily debt:
	€79		£67	0.8523	Prepaid Exp / (Accrued Exp)	$0.7	$(0.1)	$0.6
A$	210	U.S.$	135	0.6420	Prepaid Exp	3.5	—	3.5
U.S.$	67		£55	0.8177	Prepaid Exp	0.8	—	0.8
	£50	U.S.$	61	1.2222	(Accrued Exp)	—	(0.9)	(0.9)
	€200	U.S.$	217	1.0852	Prepaid Exp / (Accrued Exp)	7.6	(0.4)	7.2
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.1M – 3.9M gal per month	Float on 3.1M– 3.9M gal per month		N/A	(Accrued Exp)	—	(9.1)	(9.1)
Intercompany billings in TJX International, primarily merchandise:
	€175		£148	0.8442	Prepaid Exp	1.5	—	1.5
Merchandise purchase commitments:
C$	873	U.S.$	625	0.7159	Prepaid Exp	21.9	—	21.9
C$	33		€22	0.6673	Prepaid Exp / (Accrued Exp)	0.1	(0.0)	0.1
	£416	U.S.$	530	1.2742	Prepaid Exp / (Accrued Exp)	15.2	(1.1)	14.1
zł	552		£107	0.1933	(Accrued Exp)	—	(3.5)	(3.5)
A$	81	U.S.$	52	0.6448	Prepaid Exp / (Accrued Exp)	1.7	(0.1)	1.6
U.S.$	87		€82	0.9317	Prepaid Exp / (Accrued Exp)	0.1	(2.9)	(2.8)
Total fair value of derivative financial instruments						$53.1	$(18.1)	$35.0

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 3, 2024:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 3, 2024
Fair value hedges:
Intercompany balances, primarily debt:
	€78		£67	0.8546	Prepaid Exp / (Accrued Exp)	$0.3	$(0.7)	$(0.4)
A$	210	U.S.$	139	0.6637	Prepaid Exp	2.2	—	2.2
U.S.$	70		£55	0.7898	Prepaid Exp	0.7	—	0.7
	£100	U.S.$	127	1.2712	Prepaid Exp / (Accrued Exp)	0.5	(1.6)	(1.1)
	€200	U.S.$	219	1.0949	Prepaid Exp / (Accrued Exp)	0.6	(1.3)	(0.7)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.1M – 4.2M gal per month	Float on 3.1M – 4.2M gal per month		N/A	(Accrued Exp)	—	(15.6)	(15.6)
Intercompany billings in TJX International, primarily merchandise:
	€157		£132	0.8408	(Accrued Exp)	—	(2.4)	(2.4)
Merchandise purchase commitments:
C$	899	U.S.$	660	0.7340	Prepaid Exp	10.5	—	10.5
C$	33		€22	0.6745	Prepaid Exp	0.5	—	0.5
	£434	U.S.$	551	1.2704	Prepaid Exp / (Accrued Exp)	0.8	(5.8)	(5.0)
zł	554		£109	0.1970	Prepaid Exp / (Accrued Exp)	0.2	(1.1)	(0.9)
A$	120	U.S.$	80	0.6677	Prepaid Exp	1.8	—	1.8
U.S.$	136		€125	0.9200	Prepaid Exp / (Accrued Exp)	1.0	(0.1)	0.9
Total fair value of derivative financial instruments						$19.1	$(28.6)	$(9.5)

The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions		August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Fair value hedges:
Intercompany balances, primarily debt	Selling, general and administrative expenses	$(7)	$(0)	$(30)	$1
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	11	(11)	(1)	(16)
Intercompany billings in TJX International, primarily merchandise	Cost of sales, including buying and occupancy costs	(5)	1	(8)	1
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	3	3	(56)	14
Gain (Loss) recognized in income		$2	$(7)	$(95)	$0
Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as exit price). The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In millions	August 2, 2025	February 1, 2025	August 3, 2024
Level 1
Assets:
Executive Savings Plan investments	$511.7	$481.4	$453.1
Level 2
Assets:
Foreign currency exchange contracts	$14.2	$53.1	$19.1
Liabilities:
Foreign currency exchange contracts	$38.7	$9.0	$13.0
Diesel fuel contracts	0.4	9.1	15.6
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
The following table summarizes the carrying value and fair value estimates of the Company’s components of long-term debt:

	August 2, 2025		February 1, 2025		August 3, 2024
In millions	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2
Long-term debt	$2,867	$2,702	$2,866	$2,634	$2,864	$2,676
For additional information on long-term debt, see Note I—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
The majority of the Company’s assets and liabilities are not measured at fair value on an ongoing basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended August 2, 2025, February 1, 2025 and August 3, 2024, the Company did not record any material impairments to long-lived assets.
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

Presented below is financial information with respect to TJX’s segments:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Marmaxx
Net sales	$8,841	$8,445	$16,893	$16,195
Segment expenses(a)	7,587	7,254	14,532	13,907
Segment profit	$1,254	$1,191	$2,361	$2,288
HomeGoods
Net sales	$2,286	$2,101	$4,540	$4,180
Segment expenses(a)	2,058	1,910	4,082	3,791
Segment profit	$228	$191	$458	$389
TJX Canada
Net sales	$1,381	$1,244	$2,525	$2,357
Segment expenses(a)	1,160	1,057	2,182	2,033
Segment profit	$221	$187	$343	$324
TJX International
Net sales	$1,893	$1,678	$3,554	$3,215
Segment expenses(a)	1,794	1,605	3,383	3,081
Segment profit	$99	$73	$171	$134
Total TJX
Net sales	$14,401	$13,468	$27,512	$25,947
Segment expenses(a)	12,599	11,826	24,179	22,812
Segment profit	$1,802	$1,642	$3,333	$3,135
General corporate expense	182	220	397	373
Interest (income) expense, net	(27)	(46)	(57)	(96)
Income before income taxes	$1,647	$1,468	$2,993	$2,858
(a)    Segment expenses for each reportable segment include cost of sales and selling, general and administrative expenses. Cost of sales includes buying and occupancy costs, cost of merchandise sold, and other expenses. Selling, general and administrative expenses include store payroll and benefit costs, communication costs, and other expenses. Refer to Note A - Basis of Presentation and Summary of Accounting Policies of Notes to Consolidated Financial Statements included in TJX’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 for more information on the classifications.

The following table presents identifiable assets by segment:

In millions	August 2, 2025	February 1, 2025	August 3, 2024
Identifiable assets:
In the United States:
Marmaxx	$14,943	$14,137	$13,535
HomeGoods	4,201	4,037	3,938
TJX Canada	2,520	2,128	2,277
TJX International	4,647	4,243	4,323
Segment identifiable assets	$26,311	$24,545	$24,073
Corporate(a)	6,574	7,204	6,482
Total identifiable assets	$32,885	$31,749	$30,555
(a)Corporate identifiable assets primarily include cash and trust assets from the Executive Savings Plan, and as of August 2, 2025 and February 1, 2025, include the equity method investments. Consolidated cash, including that held by foreign entities, is reported with Corporate assets for consistency with segment reporting in the U.S.
The following table presents capital expenditures and depreciation and amortization by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Capital expenditures:
In the United States:
Marmaxx	$311	$269	$650	$516
HomeGoods	57	191	118	260
TJX Canada	39	44	73	82
TJX International	54	59	117	124
Total capital expenditures	$461	$563	$958	$982
Depreciation and amortization:
In the United States:
Marmaxx	$169	$143	$334	$287
HomeGoods	57	51	113	102
TJX Canada	26	23	50	44
TJX International	55	47	105	94
Segment depreciation and amortization	$307	$264	$602	$527
Corporate(a)	1	1	2	2
Total depreciation and amortization	$308	$265	$604	$529
(a)Includes debt discount accretion and debt expense amortization.

Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In millions	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Service cost	$8	$9	$1	$0
Interest cost	19	18	1	2
Expected return on plan assets	(22)	(20)	—	—
Amortization of net actuarial loss and prior service credit	(1)	(1)	0	1
Total expense	$4	$6	$2	$3

	Funded Plan		Unfunded Plan
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
In millions	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Service cost	$15	$16	$1	$1
Interest cost	38	36	3	3
Expected return on plan assets	(44)	(39)	—	—
Amortization of net actuarial loss and prior service credit	(1)	(1)	0	1
Total expense	$8	$12	$4	$5
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
The amounts included in Amortization of net actuarial loss and prior service credit in the table above have been reclassified in their entirety from Accumulated other comprehensive (loss) income to the Consolidated Statements of Income, net of related tax effects, for the periods presented.
Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt as of August 2, 2025, February 1, 2025 and August 3, 2024. All amounts are net of unamortized debt discounts.

In millions and net of immaterial unamortized debt discounts	August 2, 2025	February 1, 2025	August 3, 2024
General corporate debt:
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount)	$999	$998	$998
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount)	500	500	500
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount)	496	496	496
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount)	500	500	500
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount)	383	383	383
Total debt	2,878	2,877	2,877
Debt issuance costs	(11)	(11)	(13)
Long-term debt	$2,867	$2,866	$2,864

Credit Facilities
As of August 2, 2025, TJX has two revolving credit facilities, a $750 million revolving credit facility maturing in May 2029 (the “2029 Revolving Credit Facility”) and a $750 million senior unsecured revolving credit facility maturing in May 2030 (the “2030 Revolving Credit Facility”).
On May 9, 2025, the Company amended and restated its $500 million revolving credit facility (as amended, the 2029 Revolving Credit Facility) to (i) extend the maturity to May 9, 2029 and (ii) increase the aggregate principal amount commitment to $750 million. All other material terms and conditions of the 2029 Revolving Credit Facility were unchanged.
Additionally, on May 9, 2025, the Company amended and restated its $1 billion revolving credit facility (as amended, the 2030 Revolving Credit Facility) to (i) extend the maturity to May 9, 2030, (ii) decrease the aggregate principal amount of commitments to $750 million and (iii) reduce the interest rate margin applicable to borrowings bearing interest at a term secured overnight financing rate to a margin of 45.0 - 87.5 basis points consistent with the 2029 Revolving Credit Facility. All other material terms and conditions of the 2030 Revolving Credit Facility were unchanged.
Under these credit facilities, the Company has maintained a borrowing capacity of $1.5 billion. As of August 2, 2025, February 1, 2025 and August 3, 2024, and during the quarters and year then ended, there were no amounts outstanding under these facilities. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
Note J. Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, making permanent certain expiring provisions of the Tax Cuts and Jobs Act, including 100% accelerated depreciation deductions on qualified property and immediate expensing of domestic research and development costs, as well as modifying some of the international tax rules. These changes are not expected to have a material impact on the Company’s income tax provision and are expected to reduce the Company’s current year U.S. cash tax obligations.
A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime (Pillar Two) with effect from January 1, 2024. These changes did not have a material impact on our effective tax rate, results of operations or financial position for the second quarter of fiscal 2026 and are not expected to have a significant impact to the full fiscal year. We continue to evaluate the impacts of proposed and enacted legislation for the jurisdictions in which TJX operates.
The effective income tax rate was 24.5% for the second quarter of fiscal 2026 and 25.1% for the second quarter of fiscal 2025. The effective income tax rate was 23.9% for the first six months of fiscal 2026 and 24.1% for the first six months of fiscal 2025. The decrease in the effective income tax rate for both the second quarter and first six months of fiscal 2026 was primarily due to a benefit from the acquisition of federal tax credits, partially offset by the decrease in excess tax benefit from share-based compensation.
TJX had net unrecognized tax benefits of $209 million as of August 2, 2025, $217 million as of February 1, 2025 and $202 million as of August 3, 2024.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties on the Consolidated Balance Sheets were $24 million as of August 2, 2025, $28 million as of February 1, 2025 and $26 million as of August 3, 2024.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the Consolidated Financial Statements as of August 2, 2025. During the next twelve months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by up to $22 million, which would reduce the provision for taxes on earnings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended August 2, 2025
Compared to
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
RESULTS OF OPERATIONS
As an overview of our financial performance, results for the quarter ended August 2, 2025 include the following:
–Net sales increased 7% to $14.4 billion for the second quarter of fiscal 2026 versus last year’s second quarter sales of $13.5 billion. As of August 2, 2025, the number of stores in operation increased approximately 3% and the selling square footage increased approximately 2% compared to the end of the second quarter of fiscal 2025.
–Consolidated comp sales increased 4% for the second quarter of fiscal 2026. See Net Sales below for our definition of comp sales.
–Diluted earnings per share for the second quarter of fiscal 2026 were $1.10 versus $0.96 in the second quarter of fiscal 2025.
–Pre-tax profit margin (the ratio of pre-tax income to net sales) for the second quarter of fiscal 2026 was 11.4%, a 0.5 percentage point increase compared with 10.9% in the second quarter of fiscal 2025.
–Our cost of sales, including buying and occupancy costs, ratio for the second quarter of fiscal 2026 was 69.3%, a 0.3 percentage point decrease compared with 69.6% in the second quarter of fiscal 2025.
–Our selling, general and administrative (“SG&A”) expense ratio for the second quarter of fiscal 2026 was 19.5%, a 0.3 percentage point decrease compared with 19.8% in the second quarter of fiscal 2025.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites, were up 10% at the end of the second quarter of fiscal 2026 compared to the second quarter of fiscal 2025. Starting in the first quarter of fiscal 2026, Sierra stores are included in the consolidated average per store inventories.
–During the second quarter of fiscal 2026, we returned $1 billion to our shareholders through share repurchases and dividends.
Recent Events and Trends
Global Economic Conditions and Tariffs
We continue to closely monitor changes in international trade relations, economic and monetary policies, and legislation and regulations including those related to tariffs on imports from China and other countries. While we have been, and believe we can continue to be, successful in mitigating tariff pressures, tariffs have led to significant volatility in the global economy. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business continues to be uncertain. Our buying organization’s ability to execute our merchandise sourcing model to offset the effects of the tariffs is a key factor. We are continuing to implement and consider additional measures that seek to mitigate the impact of tariffs. However, the overall impact depends on a range of factors, including trade negotiations between the U.S. and other countries, responses of other countries, exceptions that could be granted, and cost of alternative sources of merchandise. It is possible that some of the actions we might take to adapt could increase risk, drive a modification of our operations that might be time-consuming or expensive, or possibly impact pricing on certain items, which could impact our business. Uncertainty remains regarding the continued impact on our direct imports, indirect imports, vendor and competitor pricing, consumer demand, tariff pass-throughs, and reciprocal or retaliatory tariffs.

Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	69.3	69.6	69.9	69.8
Selling, general and administrative expenses	19.5	19.8	19.5	19.5
Interest (income) expense, net	(0.2)	(0.3)	(0.2)	(0.4)
Income before income taxes*	11.4%	10.9%	10.9%	11.0%
*Figures may not foot due to rounding.
Net Sales
Net sales for the quarter ended August 2, 2025 totaled $14.4 billion, a 7% increase versus second quarter fiscal 2025 net sales of $13.5 billion. This increase reflects a 4% increase in comp sales, a 2% increase from non-comp sales and a 1% positive impact from foreign currency. Net sales from our e-commerce sites combined amounted to approximately 2% of total sales for each of the second quarters of fiscal 2026 and fiscal 2025.
Net sales for the six months ended August 2, 2025 totaled $27.5 billion, a 6% increase versus the first six months fiscal 2025 net sales of $25.9 billion. This increase reflects a 4% increase in comp sales, a 2% increase from non-comp sales and a neutral impact from foreign currency. Net sales from our e-commerce sites combined amounted to approximately 2% of total sales for each of the first six months of fiscal 2026 and fiscal 2025.
Comp sales increased 4% for both the second quarters of fiscal 2026 and fiscal 2025. Comp sales increased 4% and 3% for the first six months of fiscal 2026 and fiscal 2025, respectively. While both home comp sales growth (as defined below) and apparel comp sales growth (as defined below) were positive, home comp sales growth outperformed apparel comp sales growth for both the second quarter and first six months of fiscal 2026. Comp sales for both periods were primarily driven by an increase in customer transactions.
As of August 2, 2025, our store count increased approximately 3% and selling square footage increased approximately 2% compared to the end of the second quarter last year.
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 69.3% for the second quarter of fiscal 2026, a decrease of 0.3 percentage points compared to 69.6% for the second quarter of fiscal 2025. The decrease in the cost of sales ratio, including buying and occupancy costs, for the second quarter of fiscal 2026 was attributable to the favorable year-over-year impact related to the mark-to-market adjustments on inventory and fuel hedges.
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 69.9% for the first six months of fiscal 2026, an increase of 0.1 percentage points compared to 69.8% for the first six months of fiscal 2025. The increase in the cost of sales ratio, including buying and occupancy costs, for the first six months of fiscal 2026 was due to increased occupancy costs.
For both the second quarter and first six months of fiscal 2026, merchandise margin was flat despite the increased tariff costs.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, was 19.5% for the second quarter of fiscal 2026, a decrease of 0.3 percentage points compared to 19.8% for the second quarter of fiscal 2025. The decrease in the SG&A ratio for the second quarter of fiscal 2026 was due to operational efficiencies in stores partially offset by incremental store wages.

SG&A expenses, as a percentage of net sales, was 19.5% for the first six months of fiscal 2026, flat compared to the first six months of fiscal 2025.
Interest (Income) Expense, net
The components of interest (income) expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Interest expense	$19	$20	$39	$39
Capitalized interest	(1)	(0)	(3)	(0)
Interest (income)	(45)	(66)	(93)	(135)
Interest (income) expense, net	$(27)	$(46)	$(57)	$(96)
Interest (income) expense, net decreased for both the second quarter of fiscal 2026 and first six months ended August 2, 2025 compared to the same periods in fiscal 2025, primarily due to a decrease in interest income driven by a decrease in prevailing rates and a lower average cash balance.
Provision for Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, making permanent certain expiring provisions of the Tax Cuts and Jobs Act, including 100% accelerated depreciation deductions on qualified property and immediate expensing of domestic research and development costs, as well as modifying some of the international tax rules. These changes are not expected to have a material impact on the Company’s income tax provision and are expected to reduce the Company’s current year U.S. cash tax obligations.
A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime (Pillar Two) with effect from January 1, 2024. These changes did not have a material impact on our effective tax rate, results of operations or financial position for the second quarter of fiscal 2026 and are not expected to have a significant impact to the full fiscal year. We continue to evaluate the impacts of proposed and enacted legislation for the jurisdictions in which TJX operates.
The effective income tax rate was 24.5% for the second quarter of fiscal 2026 and 25.1% for the second quarter of fiscal 2025. The effective income tax rate was 23.9% for the first six months of fiscal 2026 and 24.1% for the first six months of fiscal 2025. The decrease in the effective tax rate for both the second quarter and first six months of fiscal 2026 was primarily due to a benefit from the acquisition of federal tax credits, partially offset by the decrease in excess tax benefit from share-based compensation.
Net Income and Diluted Earnings Per Share
Net income was $1.2 billion, or $1.10 per diluted share, and $1.1 billion, or $0.96 per diluted share, for the second quarter of fiscal 2026 and fiscal 2025, respectively. Foreign currency had a $0.02 positive impact on diluted earnings per share for the second quarter of fiscal 2026 and a neutral impact on diluted earnings per share for the second quarter of fiscal 2025.
Net income was $2.3 billion, or $2.02 per diluted share, and $2.2 billion, or $1.89 per diluted share, for the first six months of fiscal 2026 and fiscal 2025, respectively. Foreign currency had a neutral impact on diluted earnings per share for the first six months of fiscal 2026 and had a neutral impact on diluted earnings per share for the first six months of fiscal 2025.
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
Presented below is selected financial information related to our segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$8,841	$8,445	$16,893	$16,195
Segment profit	$1,254	$1,191	$2,361	$2,288
Segment profit margin	14.2%	14.1%	14.0%	14.1%
Comp sales	3%	5%	3%	4%
Stores in operation at end of period:
TJ Maxx			1,340	1,326
Marshalls			1,234	1,204
Sierra			127	101
Total			2,701	2,631
Selling square footage at end of period (in millions):
TJ Maxx			30	30
Marshalls			27	27
Sierra			2	1
Total			59	58
Net Sales
Net sales for Marmaxx were $8.8 billion for the second quarter of fiscal 2026, an increase of 5% compared to $8.4 billion for the second quarter of fiscal 2025. This increase in the second quarter reflects a 3% increase from comp sales and a 2% increase from non-comp sales.
Net sales for Marmaxx were $16.9 billion for the first six months of fiscal 2026, an increase of 4% compared to $16.2 billion for the first six months of fiscal 2025. This increase in the first six months reflects a 3% increase from comp sales and a 1% increase from non-comp sales.
For both the second quarter and first six months of fiscal 2026, the increase in comp sales was driven by an increase in average basket and an increase in customer transactions. While both Marmaxx home and apparel comp sales growth were positive, home comp sales growth outperformed apparel comp sales growth for both the second quarter and first six months of fiscal 2026. Geographically, comp sales growth was strongest in the South region for both the second quarter and first six months of fiscal 2026.
Segment Profit Margin
Segment profit margin increased to 14.2% for the second quarter of fiscal 2026 compared to 14.1% for the same period last year. The increase in segment profit margin for the second quarter of fiscal 2026 was primarily driven by operational efficiencies in stores partially offset by an increase in occupancy costs and incremental store wages.
Segment profit margin decreased to 14.0% for the first six months of fiscal 2026 compared to 14.1% for the first six months last year. The decrease in segment profit margin for the first six months of fiscal 2026 was primarily driven by an increase in occupancy costs and incremental store wages partially offset by operational efficiencies in stores.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented approximately 2% of Marmaxx’s net sales for both the second quarter and first six months of fiscal 2026 and fiscal 2025, and did not have a significant impact on year-over-year segment margin comparisons.

HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$2,286	$2,101	$4,540	$4,180
Segment profit	$228	$191	$458	$389
Segment profit margin	10.0%	9.1%	10.1%	9.3%
Comp sales	5%	2%	5%	3%
Stores in operation at end of period:
HomeGoods			952	930
Homesense			76	62
Total			1,028	992
Selling square footage at end of period (in millions):
HomeGoods			17	17
Homesense			2	1
Total			19	18
Net Sales
Net sales for HomeGoods were $2.3 billion for the second quarter of fiscal 2026, an increase of 9%, compared to $2.1 billion for the second quarter of fiscal 2025. This increase in the second quarter reflects a 5% increase from comp sales and a 4% increase from non-comp sales.
Net sales for HomeGoods were $4.5 billion for the first six months of fiscal 2026, an increase of 9%, compared to $4.2 billion for the first six months of fiscal 2025. This increase in the first six months reflects a 5% increase from comp sales and a 4% increase from non-comp sales.
For both the second quarter and first six months of fiscal 2026, the increase in comp sales was driven by an increase in customer transactions. Geographically, comp sales growth was strongest in the South, Midwest and West regions for the second quarter of fiscal 2026 and in the West region for the first six months of fiscal 2026.
Segment Profit Margin
Segment profit margin increased to 10.0% for the second quarter of fiscal 2026 compared to 9.1% for the same period last year. This increase in segment profit margin for the second quarter of fiscal 2026 was primarily driven by lower supply chain costs and favorable merchandise margin. Merchandise margin reflects lower markdowns partially offset by higher freight costs and lower markon.
Segment profit margin increased to 10.1% for the first six months of fiscal 2026 compared to 9.3% for the same period last year. This increase in segment profit margin for the first six months of fiscal 2026 was primarily driven by lower supply chain costs and favorable merchandise margin. Merchandise margin reflects lower markdowns partially offset by lower markon and higher freight costs.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$1,381	$1,244	$2,525	$2,357
Segment profit	$221	$187	$343	$324
Segment profit margin	16.0%	15.0%	13.6%	13.7%
Comp sales	9%	2%	7%	3%
Stores in operation at end of period:
Winners			311	304
HomeSense			161	160
Marshalls			110	108
Total			582	572
Selling square footage at end of period (in millions):
Winners			7	7
HomeSense			3	3
Marshalls			2	2
Total			12	12
Net Sales
Net sales for TJX Canada were $1.4 billion for the second quarter of fiscal 2026, an increase of 11%, compared to $1.2 billion for the second quarter of fiscal 2025. This increase in the second quarter reflects a 9% increase in comp sales, a 2% increase in non-comp sales and a neutral foreign currency impact.
Net sales for TJX Canada were $2.5 billion for the first six months of fiscal 2026, an increase of 7%, compared to $2.4 billion for the first six months of fiscal 2025. This increase in the first six months reflects a 7% increase in comp sales, a 2% increase in non-comp sales, partially offset by a negative foreign currency impact of 2%.
The increase in comp sales for both the second quarter and first six months of fiscal 2026 was driven by an increase in customer transactions.
Segment Profit Margin
Segment profit margin increased to 16.0% for the second quarter of fiscal 2026 compared to 15.0% for the same period last year. This increase for the second quarter of fiscal 2026 was primarily driven by expense leverage on higher comp sales and operational efficiencies in supply chain and stores partially offset by incremental store wages.
Segment profit margin decreased to 13.6% for the first six months of fiscal 2026 compared to 13.7% for the same period last year. This decrease for the first six months of fiscal 2026 was primarily driven by lower merchandise margin partially offset by expense leverage on higher comp sales. Merchandise margin reflects the negative impact of transactional foreign exchange on the cost of merchandise within markon and higher markdowns partially offset by lower freight costs.

TJX International

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Net sales	$1,893	$1,678	$3,554	$3,215
Segment profit	$99	$73	$171	$134
Segment profit margin	5.2%	4.4%	4.8%	4.2%
Comp sales	5%	1%	5%	2%
Stores in operation at end of period:
TK Maxx			664	645
Homesense			74	77
TK Maxx Australia			85	84
Total			823	806
Selling square footage at end of period (in millions):
TK Maxx			13	13
Homesense			1	1
TK Maxx Australia			1	1
Total			15	15
Net Sales
Net sales for TJX International were $1.9 billion for the second quarter of fiscal 2026, an increase of 13%, compared to $1.7 billion for the second quarter of fiscal 2025. This increase in the second quarter reflects a positive foreign currency impact of 6%, a 5% increase in comp sales and a 2% increase in non-comp sales.
Net sales for TJX International were $3.6 billion for the first six months of fiscal 2026, an increase of 11%, compared to $3.2 billion for the first six months of fiscal 2025. This increase in the first six months reflects a 5% increase in comp sales, a positive foreign currency impact of 4% and a 2% increase in non-comp sales.
The increase in comp sales for both the second quarter and first six months of fiscal 2026 was driven by an increase in customer transactions.
E-commerce sales represented approximately 3% of TJX International’s net sales for both the second quarter and first six months of fiscal 2026 and fiscal 2025.
Segment Profit Margin
Segment profit margin increased to 5.2% for the second quarter of fiscal 2026 compared to 4.4% for the same period last year. This increase for the second quarter of fiscal 2026 was primarily due to lower administrative costs, operational efficiencies in stores and favorable occupancy costs, partially offset by incremental store wages.
Segment profit margin increased to 4.8% for the first six months of fiscal 2026 compared to 4.2% for the same period last year. This increase for the first six months of fiscal 2026 was primarily due to lower administrative costs and favorable occupancy costs.

GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
General corporate expense	$182	$220	$397	$373
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The decrease in general corporate expense for the second quarter of fiscal 2026 was primarily driven by the favorable year-over-year impacts related to the mark-to-market adjustments on inventory hedges and fuel hedges.
The increase in general corporate expense for the first six months of fiscal 2026 was primarily driven by the unfavorable year-over-year impacts related to the mark-to-market adjustments on inventory hedges.
ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of August 2, 2025, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended August 2, 2025, as described in Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements, are adequate to meet our operating needs for the foreseeable future.
As of August 2, 2025, we held $4.6 billion in cash. Approximately $1.5 billion of our cash was held by our foreign subsidiaries with $904 million held in countries where we intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through August 2, 2025. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
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
Operating Activities
Operating activities resulted in net cash inflows of $2.2 billion for the six months ended August 2, 2025 and $2.4 billion for the six months ended August 3, 2024.
Operating cash flows decreased $181 million compared to fiscal 2025 primarily due to the change in merchandise inventories net of accounts payable, partially offset by an increase in net income and income taxes payable.
Investing Activities
Investing activities resulted in net cash outflows of $969 million for the six months ended August 2, 2025 and $990 million for the six months ended August 3, 2024. The cash outflows for both periods were driven by capital expenditures.
Capital expenditures in the first six months of fiscal 2026 primarily reflected store improvements and renovations, investments in our new stores, as well as investments in our distribution centers and offices, including information technology. We anticipate that capital spending for the full fiscal year 2026 will be approximately $2.1 billion to $2.2 billion.
We plan to fund these expenditures with our existing cash balances and through internally generated funds.

Financing Activities
Financing activities resulted in net cash outflows of $2 billion for the first six months of fiscal 2026 and $1.7 billion for the first six months of fiscal 2025. The cash outflows for both periods were primarily driven by equity repurchases and dividend payments.
Equity
Under our stock repurchase programs, we paid $1.1 billion to repurchase and retire 9.2 million shares of our stock in the first six months of fiscal 2026. During the second quarter of fiscal 2026, the Company completed stock repurchases representing all of the $1.1 billion that remained as of February 1, 2025 from the previously announced stock repurchase program. As of August 2, 2025, approximately $2.4 billion remained available under our existing stock repurchase programs. We paid $1.1 billion to repurchase and retire 10.4 million shares of our stock in the first six months of fiscal 2025. We currently plan to repurchase approximately $2 billion to $2.5 billion of stock under our stock repurchase programs in fiscal 2026. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
Dividends
We declared quarterly dividends on our common stock of $0.425 per share for each of the quarters in the first six months of fiscal 2026 and $0.375 per share for each of the quarters in the first six months of fiscal 2025. Cash payments for dividends on our common stock totaled $898 million for the first six months of fiscal 2026 and $803 million for the first six months of fiscal 2025.
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
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 2, 2025 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended August 2, 2025 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2026 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
May 4, 2025 through May 31, 2025	706,769	$130.02	706,769	$2,870,087,618
June 1, 2025 through July 5, 2025	1,749,307	$124.96	1,749,307	$2,651,485,857
July 6, 2025 through August 2, 2025	1,647,046	$124.06	1,647,046	$2,447,149,407
Total	4,103,122		4,103,122
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2025, we announced that our Board of Directors had approved a new stock repurchase program that authorized the repurchase of up to an additional $2.5 billion of our common stock from time to time. Under this program, we had approximately $2.4 billion available for repurchase as of August 2, 2025.
Item 5. Other Information
During the fiscal quarter ended August 2, 2025, none of our directors or officers adopted, materially modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2025, formatted in Inline XBRL (included in Exhibit 101)
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

Date: August 29, 2025
/s/ John Klinger
John Klinger, Chief Financial Officer
(Principal Financial and Accounting Officer)