Form 10-Q
period 2025-11-01
TJX COMPANIES INC /DE/
filed 2025-12-02
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of November 21, 2025: 1,110,467,095

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN MILLIONS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$15,117	$14,063	$42,629	$40,010
Cost of sales, including buying and occupancy costs	10,190	9,622	29,412	27,741
Selling, general and administrative expenses	3,039	2,748	8,393	7,814
Interest (income) expense, net	(28)	(43)	(85)	(139)
Income before income taxes	1,916	1,736	4,909	4,594
Provision for income taxes	474	439	1,188	1,128
Net income	$1,442	$1,297	$3,721	$3,466
Basic earnings per share	$1.30	$1.15	$3.34	$3.07
Weighted average common shares – basic	1,112	1,127	1,115	1,130
Diluted earnings per share	$1.28	$1.14	$3.30	$3.03
Weighted average common shares – diluted	1,126	1,141	1,129	1,144
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	November 1, 2025	November 2, 2024
Net income	$1,442	$1,297
Additions to other comprehensive (loss), net of tax:
Foreign currency translation adjustments, net of related tax benefits of $1 in fiscal 2026 and $1 in fiscal 2025	(26)	(15)
Reclassifications from other comprehensive (loss), net of tax, to net income:
Amortization of prior service cost and deferred gains, net of related tax provisions of $0.1 in fiscal 2026 and $0.1 in fiscal 2025	0	0
Other comprehensive (loss), net of tax	(26)	(15)
Total comprehensive income	$1,416	$1,282

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Net income	$3,721	$3,466
Additions to other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of related tax provision of $2 in fiscal 2026 and tax benefit of $4 in fiscal 2025	138	(15)
Reclassifications from other comprehensive income (loss), net of tax, to net income:
Amortization of prior service cost and deferred gains, net of related tax provisions of $0.0 in fiscal 2026 and $0.1 in fiscal 2025	0	0
Other comprehensive income (loss), net of tax	138	(15)
Total comprehensive income	$3,859	$3,451
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN MILLIONS, EXCEPT SHARE AMOUNTS

	November 1, 2025	February 1, 2025	November 2, 2024
Assets
Current assets:
Cash and cash equivalents	$4,640	$5,335	$4,718
Accounts receivable, net	651	549	599
Merchandise inventories	9,353	6,421	8,371
Prepaid expenses and other current assets	597	617	546
Federal, state and foreign income taxes recoverable	73	69	118
Total current assets	15,314	12,991	14,352
Net property at cost	7,926	7,346	7,136
Non-current deferred income taxes, net	145	148	142
Operating lease right of use assets	10,039	9,641	9,570
Goodwill	95	94	95
Other assets	1,669	1,529	1,141
Total assets	$35,188	$31,749	$32,436
Liabilities
Current liabilities:
Accounts payable	$5,937	$4,257	$5,617
Accrued expenses and other current liabilities	5,264	5,040	4,714
Current portion of operating lease liabilities	1,709	1,636	1,642
Current portion of long-term debt	999	—	—
Federal, state and foreign income taxes payable	92	75	44
Total current liabilities	14,001	11,008	12,017
Other long-term liabilities	1,103	1,050	1,002
Non-current deferred income taxes, net	239	156	172
Long-term operating lease liabilities	8,616	8,276	8,207
Long-term debt	1,870	2,866	2,865
Commitments and contingencies (See Note K)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,110,418,570; 1,119,333,622 and 1,124,355,838 respectively	1,110	1,119	1,124
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss) income	(471)	(609)	(547)
Retained earnings	8,720	7,883	7,596
Total shareholders’ equity	9,359	8,393	8,173
Total liabilities and shareholders’ equity	$35,188	$31,749	$32,436
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN MILLIONS

	Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024
Cash flows from operating activities:
Net income	$3,721	$3,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	920	795
Loss on property disposals and impairment charges	17	3
Deferred income tax provision	91	58
Share-based compensation	131	131
Changes in assets and liabilities:
(Increase) in accounts receivable	(95)	(70)
(Increase) in merchandise inventories	(2,851)	(2,415)
(Increase) in income taxes recoverable	(4)	(59)
Decrease (increase) in prepaid expenses and other current assets	18	(28)
Increase in accounts payable	1,642	1,760
Increase (decrease) in accrued expenses and other liabilities	44	(85)
Increase (decrease) increase in income taxes payable	177	(56)
Increase (decrease) in net operating lease liabilities	6	(7)
Other, net	(100)	(81)
Net cash provided by operating activities	3,717	3,412
Cash flows from investing activities:
Property additions	(1,489)	(1,404)
Purchase of equity investments	(12)	(192)
Purchases of investments	(31)	(29)
Sales and maturities of investments	22	18
Net cash (used in) investing activities	(1,510)	(1,607)
Cash flows from financing activities:
Payments for repurchase of common stock	(1,738)	(1,661)
Cash dividends paid	(1,371)	(1,226)
Proceeds from issuance of common stock	196	254
Other	(64)	(42)
Net cash (used in) financing activities	(2,977)	(2,675)
Effect of exchange rate changes on cash	75	(12)
Net (decrease) in cash and cash equivalents	(695)	(882)
Cash and cash equivalents at beginning of year	5,335	5,600
Cash and cash equivalents at end of period	$4,640	$4,718
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, August 2, 2025	1,113	$1,113	$—	$(445)	$8,198	$8,866
Net income	—	—	—	—	1,442	1,442
Other comprehensive (loss), net of tax	—	—	—	(26)	—	(26)
Cash dividends declared on common stock	—	—	—	—	(471)	(471)
Recognition of share-based compensation	—	—	55	—	—	55
Issuance of common stock under stock incentive plan and related tax effect	1	1	89	—	—	90
Common stock repurchased	(4)	(4)	(144)	—	(449)	(597)
Balance, November 1, 2025	1,110	$1,110	$—	$(471)	$8,720	$9,359

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, August 3, 2024	1,128	$1,128	$—	$(532)	$7,186	$7,782
Net income	—	—	—	—	1,297	1,297
Other comprehensive (loss), net of tax	—	—	—	(15)	—	(15)
Cash dividends declared on common stock	—	—	—	—	(422)	(422)
Recognition of share-based compensation	—	—	47	—	—	47
Issuance of common stock under stock incentive plan and related tax effect	1	1	62	—	—	63
Common stock repurchased	(5)	(5)	(109)	—	(465)	(579)
Balance, November 2, 2024	1,124	$1,124	$—	$(547)	$7,596	$8,173
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Thirty-Nine Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, February 1, 2025	1,119	$1,119	$—	$(609)	$7,883	$8,393
Net income	—	—	—	—	3,721	3,721
Other comprehensive income, net of tax	—	—	—	138	—	138
Cash dividends declared on common stock	—	—	—	—	(1,421)	(1,421)
Recognition of share-based compensation	—	—	131	—	—	131
Issuance of common stock under stock incentive plan and related tax effect	4	4	127	—	(1)	130
Common stock repurchased	(13)	(13)	(258)	—	(1,462)	(1,733)
Balance, November 1, 2025	1,110	$1,110	$—	$(471)	$8,720	$9,359

	Thirty-Nine Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, February 3, 2024	1,134	$1,134	$—	$(532)	$6,700	$7,302
Net income	—	—	—	—	3,466	3,466
Other comprehensive (loss), net of tax	—	—	—	(15)	—	(15)
Cash dividends declared on common stock	—	—	—	—	(1,271)	(1,271)
Recognition of share-based compensation	—	—	131	—	—	131
Issuance of common stock under stock incentive plan and related tax effect	5	5	207	—	—	212
Common stock repurchased	(15)	(15)	(338)	—	(1,299)	(1,652)
Balance, November 2, 2024	1,124	$1,124	$—	$(547)	$7,596	$8,173
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
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In millions	November 1, 2025	November 2, 2024
Balance, beginning of year	$824	$773
Deferred revenue	1,294	1,315
Effect of exchange rate changes on deferred revenue	7	(2)
Revenue recognized	(1,353)	(1,371)
Balance, end of period	$772	$715
TJX recognized $433 million in gift card revenue for the three months ended November 1, 2025 and $431 million for the three months ended November 2, 2024. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

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
For the nine months ended November 1, 2025, the carrying value of the Company’s equity investment in MOS was $193 million, which exceeds its share of MOS’ net assets by approximately $154 million. This difference primarily consists of goodwill and tradenames. Tradenames are definite-lived intangible assets and are amortized straight-line over their useful lives of 10 years. The carrying value of this equity investment is adjusted for the Company’s share of MOS’s results, tradename amortization, cumulative translation adjustments and additional capital contributions. The cumulative translation adjustment is recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive (loss) income.
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
For the nine months ended November 1, 2025, the carrying value of the Company’s equity investment in BFL was $335 million, which exceeds its share of BFL net assets by approximately $291 million. This difference primarily consists of goodwill and a tradename. The tradename is a definite-lived intangible asset and will be amortized straight-line over the useful life of 15 years. The carrying value of this equity investment is adjusted for the Company’s share of BFL’s results and tradename amortization.
Both investments are accounted for under the equity method of accounting and are recorded in Other assets on the Consolidated Balance Sheets. TJX reports the results of its share of the investments in MOS and BFL on a one-quarter lag, as their results are not expected to be available in time to be recorded in the concurrent period. Earnings from the investments in MOS and BFL are recorded in Selling, general & administrative expenses on the Consolidated Statements of Income. The earnings from these investments did not have a material impact on the Company’s results for the nine months ended November 1, 2025.
Additionally, both equity investments are evaluated for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If the Company concludes that there is an other-than-temporary impairment of these equity investments, it will adjust the carrying amount of the investments to the current fair value. As of November 1, 2025, the Company determined that no impairments of its equity method investments existed.
Leases
Supplemental cash flow information related to leases is as follows:

	Thirty-Nine Weeks Ended
In millions	November 1, 2025	November 2, 2024
Operating cash flows paid for operating leases	$1,649	$1,575
Lease liabilities arising from obtaining right of use assets	$1,590	$1,503
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
Improvements to Accounting for Internal-Use Software
In September 2025, the FASB issued new guidance to modernize the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. This standard is effective for fiscal years beginning after December 15, 2027, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption on its consolidated financial statement disclosures and plans to adopt this standard for annual reporting as well as interim period reporting beginning in fiscal year 2029.
SEC Rule Changes
In March 2024, the SEC adopted new rules phasing in for fiscal years beginning on or after January 1, 2025 that will require registrants to provide certain climate-related information in their registration statements and annual reports. In April 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. In March 2025, the SEC withdrew its defense of the rules in the pending litigation and, in July 2025, filed a status report requesting that the U.S. Court of Appeals for the Eighth Circuit (the "Eighth Circuit") proceed with the case and issue an opinion on the challenges to the rules. In September 2025, the Eighth Circuit denied the SEC's request to proceed with the case and issued an order staying the litigation until the SEC either renews its defense of the rules or revised the rules via notice-and-comment rulemaking. The Company is continuing to monitor the status.
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
Note B. Property at Cost
The following table presents the components of property at cost:

In millions	November 1, 2025	February 1, 2025	November 2, 2024
Land and buildings	$2,681	$2,558	$2,436
Leasehold costs and improvements	5,263	4,710	4,670
Furniture, fixtures and equipment	9,275	8,714	8,540
Total property at cost	$17,219	$15,982	$15,646
Less: accumulated depreciation and amortization	9,293	8,636	8,510
Net property at cost	$7,926	$7,346	$7,136
Depreciation expense was $315 million and $265 million for the three months ended November 1, 2025 and November 2, 2024, respectively. Depreciation expense was $917 million and $791 million for the nine months ended November 1, 2025 and November 2, 2024, respectively.
Non-cash investing activities consist of accrued capital additions of $185 million and $199 million as of the periods ended November 1, 2025 and November 2, 2024, respectively.

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income are recorded net of taxes. The following table details the changes in Accumulated other comprehensive (loss) income for the twelve months ended February 1, 2025 and the nine months ended November 1, 2025:

In millions and net of immaterial taxes	Foreign Currency Translation	Deferred Benefit Costs	Accumulated Other Comprehensive (Loss) Income
Balance, February 3, 2024	$(514)	$(18)	$(532)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	(105)	—	(105)
Recognition of net gains on benefit obligations, net of taxes	—	27	27
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	1	1
Balance, February 1, 2025	$(619)	$10	$(609)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	138	—	138
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	0	0
Balance, November 1, 2025	$(481)	$10	$(471)
Note D. Capital Stock and Earnings Per Share
Capital Stock
In February 2025, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $2.5 billion of TJX common stock from time to time. Under this program, TJX had approximately $1.9 billion available for repurchase as of November 1, 2025.
The following table provides share repurchases, excluding applicable excise tax:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Total number of shares repurchased and retired	4.2	5.0	13.4	15.4
Total cost	$594	$574	$1,722	$1,642
All shares repurchased under the stock repurchase programs have been retired. These expenditures were funded by cash on hand and cash generated from operations.

Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Amounts in millions, except per share amounts	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Basic earnings per share:
Net income	$1,442	$1,297	$3,721	$3,466
Weighted average common shares outstanding for basic earnings per share calculation	1,112	1,127	1,115	1,130
Basic earnings per share	$1.30	$1.15	$3.34	$3.07
Diluted earnings per share:
Net income	$1,442	$1,297	$3,721	$3,466
Weighted average common shares outstanding for basic earnings per share calculation	1,112	1,127	1,115	1,130
Assumed exercise/vesting of stock options and awards	14	14	14	14
Weighted average common shares outstanding for diluted earnings per share calculation	1,126	1,141	1,129	1,144
Diluted earnings per share	$1.28	$1.14	$3.30	$3.03
Cash dividends declared per share	$0.425	$0.375	$1.275	$1.125
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 3 million antidilutive options excluded for the thirteen weeks and thirty-nine weeks ended November 1, 2025 and 4 million antidilutive options excluded for the thirteen weeks and thirty-nine weeks ended November 2, 2024.
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

Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel fuel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing, and the resulting per mile surcharges payable by TJX, by setting a fixed price per gallon for the period being hedged. During fiscal 2025, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for fiscal 2026, and during the first nine months of fiscal 2026, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for the first nine months of fiscal 2027. The hedge agreements outstanding at November 1, 2025 relate to approximately 50% of TJX’s estimated notional diesel fuel requirements for the remainder of fiscal 2026 and the first nine months of fiscal 2027. These diesel fuel hedge agreements will settle throughout fiscal 2026 and throughout the first ten months of fiscal 2027. Upon settlement, the realized gains and losses on these contracts are recorded in Cost of sales, including buying and occupancy costs. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at November 1, 2025 cover merchandise purchases the Company is committed to over the next several months in fiscal 2026. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their U.K. centralized buying function. Merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for Euro denominated merchandise purchases from third-party vendors. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this excess exposure. Upon settlement, the realized gains and losses on these contracts are recorded in Cost of sales, including buying and occupancy costs. TJX elected not to apply hedge accounting to these contracts.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at November 1, 2025:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at November 1, 2025
Fair value hedges:
Intercompany balances, primarily debt:
	€83		£72	0.8699	(Accrued Exp)	$—	$(1.3)	$(1.3)
A$	240	U.S.$	154	0.6415	Prepaid Exp / (Accrued Exp)	0.1	(3.4)	(3.3)
U.S.$	74		£55	0.7409	(Accrued Exp)	—	(1.9)	(1.9)
	£50	U.S.$	67	1.3490	Prepaid Exp	1.7	—	1.7
	€200	U.S.$	228	1.1400	Prepaid Exp / (Accrued Exp)	1.6	(5.7)	(4.1)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.2M – 4.1M gal per month	Float on 3.2M – 4.1M gal per month		N/A	Prepaid Exp	2.8	—	2.8
Intercompany billings in TJX International, primarily merchandise:
	€71		£62	0.8727	(Accrued Exp)	—	(0.5)	(0.5)
Merchandise purchase commitments:
C$	871	U.S.$	635	0.7294	Prepaid Exp / (Accrued Exp)	11.8	(0.2)	11.6
C$	37		€23	0.6180	Prepaid Exp / (Accrued Exp)	0.1	(0.1)	(0.0)
	£536	U.S.$	717	1.3382	Prepaid Exp / (Accrued Exp)	13.6	(1.3)	12.3
zł	440		£89	0.2022	(Accrued Exp)	—	(2.2)	(2.2)
A$	106	U.S.$	70	0.6541	Prepaid Exp / (Accrued Exp)	0.2	(0.3)	(0.1)
U.S.$	125		€107	0.8565	Prepaid Exp / (Accrued Exp)	0.6	(1.7)	(1.1)
Total fair value of derivative financial instruments						$32.5	$(18.6)	$13.9

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 1, 2025:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 1, 2025
Fair value hedges:
Intercompany balances, primarily debt:
	€79		£67	0.8523	Prepaid Exp / (Accrued Exp)	$0.7	$(0.1)	$0.6
A$	210	U.S.$	135	0.6420	Prepaid Exp	3.5	—	3.5
U.S.$	67		£55	0.8177	Prepaid Exp	0.8	—	0.8
	£50	U.S.$	61	1.2222	(Accrued Exp)	—	(0.9)	(0.9)
	€200	U.S.$	217	1.0852	Prepaid Exp / (Accrued Exp)	7.6	(0.4)	7.2
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.1M – 3.9M gal per month	Float on 3.1M– 3.9M gal per month		N/A	(Accrued Exp)	—	(9.1)	(9.1)
Intercompany billings in TJX International, primarily merchandise:
	€175		£148	0.8442	Prepaid Exp	1.5	—	1.5
Merchandise purchase commitments:
C$	873	U.S.$	625	0.7159	Prepaid Exp	21.9	—	21.9
C$	33		€22	0.6673	Prepaid Exp / (Accrued Exp)	0.1	(0.0)	0.1
	£416	U.S.$	530	1.2742	Prepaid Exp / (Accrued Exp)	15.2	(1.1)	14.1
zł	552		£107	0.1933	(Accrued Exp)	—	(3.5)	(3.5)
A$	81	U.S.$	52	0.6448	Prepaid Exp / (Accrued Exp)	1.7	(0.1)	1.6
U.S.$	87		€82	0.9317	Prepaid Exp / (Accrued Exp)	0.1	(2.9)	(2.8)
Total fair value of derivative financial instruments						$53.1	$(18.1)	$35.0

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at November 2, 2024:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at November 2, 2024
Fair value hedges:
Intercompany balances, primarily debt:
	€78		£67	0.8546	Prepaid Exp	$1.3	$—	$1.3
A$	210	U.S.$	139	0.6637	Prepaid Exp	1.5	—	1.5
U.S.$	70		£55	0.7898	Prepaid Exp	1.3	—	1.3
	£100	U.S.$	127	1.2712	(Accrued Exp)	—	(2.3)	(2.3)
	€200	U.S.$	219	1.0970	Prepaid Exp / (Accrued Exp)	0.6	(0.2)	0.4
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.1M – 4.2M gal per month	Float on 3.1M – 4.2M gal per month		N/A	(Accrued Exp)	—	(16.3)	(16.3)
Intercompany billings in TJX International, primarily merchandise:
	€181		£151	0.8341	(Accrued Exp)	—	(1.2)	(1.2)
Merchandise purchase commitments:
C$	834	U.S.$	610	0.7318	Prepaid Exp	10.5	—	10.5
C$	33		€22	0.6636	Prepaid Exp / (Accrued Exp)	0.1	(0.0)	0.1
	£478	U.S.$	619	1.2960	Prepaid Exp / (Accrued Exp)	4.7	(3.5)	1.2
zł	524		£102	0.1951	Prepaid Exp / (Accrued Exp)	2.3	(0.1)	2.2
A$	92	U.S.$	62	0.6694	Prepaid Exp	1.2	—	1.2
U.S.$	127		€116	0.9114	Prepaid Exp / (Accrued Exp)	0.1	(1.4)	(1.3)
Total fair value of derivative financial instruments						$23.6	$(25.0)	$(1.4)

The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions		November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Fair value hedges:
Intercompany balances, primarily debt	Selling, general and administrative expenses	$1	$2	$(29)	$3
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	3	(6)	2	(22)
Intercompany billings in TJX International, primarily merchandise	Cost of sales, including buying and occupancy costs	1	4	(7)	5
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	13	1	(43)	15
Gain (Loss) recognized in income		$18	$1	$(77)	$1
Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as exit price). The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In millions	November 1, 2025	February 1, 2025	November 2, 2024
Level 1
Assets:
Executive Savings Plan investments	$545.5	$481.4	$465.8
Level 2
Assets:
Foreign currency exchange contracts	$29.7	$53.1	$23.6
Diesel fuel contracts	2.8	—	—
Liabilities:
Foreign currency exchange contracts	$18.6	$9.0	$8.7
Diesel fuel contracts	—	9.1	16.3
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
The following table summarizes the carrying value and fair value estimates of the Company’s components of long-term debt:

	November 1, 2025		February 1, 2025		November 2, 2024
In millions	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2
Current portion of long-term debt	$999	$986	$—	$—	$—	$—
Long-term debt	$1,870	$1,742	$2,866	$2,634	$2,865	$2,640
For additional information on long-term debt, see Note I—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.
The majority of the Company’s assets and liabilities are not measured at fair value on an ongoing basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended November 1, 2025, February 1, 2025 and November 2, 2024, the Company did not record any material impairments to long-lived assets.
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

Presented below is financial information with respect to TJX’s segments:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Marmaxx
Net sales	$9,037	$8,438	$25,930	$24,633
Segment expenses(a)	7,687	7,231	22,219	21,138
Segment profit	$1,350	$1,207	$3,711	$3,495
HomeGoods
Net sales	$2,539	$2,355	$7,079	$6,535
Segment expenses(a)	2,195	2,065	6,277	5,856
Segment profit	$344	$290	$802	$679
TJX Canada
Net sales	$1,492	$1,382	$4,017	$3,739
Segment expenses(a)	1,270	1,173	3,452	3,206
Segment profit	$222	$209	$565	$533
TJX International
Net sales	$2,049	$1,888	$5,603	$5,103
Segment expenses(a)	1,861	1,751	5,244	4,832
Segment profit	$188	$137	$359	$271
Total TJX
Net sales	$15,117	$14,063	$42,629	$40,010
Segment expenses(a)	13,013	12,220	37,192	35,032
Segment profit	$2,104	$1,843	$5,437	$4,978
General corporate expense	216	150	613	523
Interest (income) expense, net	(28)	(43)	(85)	(139)
Income before income taxes	$1,916	$1,736	$4,909	$4,594
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

The following table presents identifiable assets by segment:

In millions	November 1, 2025	February 1, 2025	November 2, 2024
Identifiable assets:
In the United States:
Marmaxx	$16,516	$14,137	$15,007
HomeGoods	4,540	4,037	4,314
TJX Canada	2,593	2,128	2,412
TJX International	4,914	4,243	4,549
Segment identifiable assets	$28,563	$24,545	$26,282
Corporate(a)	6,625	7,204	6,154
Total identifiable assets	$35,188	$31,749	$32,436
(a)Corporate identifiable assets primarily include cash and trust assets from the Executive Savings Plan and the equity method investments. Consolidated cash, including that held by foreign entities, is reported with Corporate assets for consistency with segment reporting in the U.S.
The following table presents capital expenditures and depreciation and amortization by segment:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Capital expenditures:
In the United States:
Marmaxx	$347	$247	$997	$763
HomeGoods	81	75	199	335
TJX Canada	37	39	110	121
TJX International	66	61	183	185
Total capital expenditures	$531	$422	$1,489	$1,404
Depreciation and amortization:
In the United States:
Marmaxx	$178	$147	$512	$434
HomeGoods	57	52	170	154
TJX Canada	26	23	76	67
TJX International	54	43	159	137
Segment depreciation and amortization	$315	$265	$917	$792
Corporate(a)	1	1	3	3
Total depreciation and amortization	$316	$266	$920	$795
(a)Includes debt discount accretion and debt expense amortization.

Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In millions	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Service cost	$7	$8	$1	$1
Interest cost	19	17	2	1
Expected return on plan assets	(22)	(21)	—	—
Amortization of net actuarial loss and prior service credit	(0)	(0)	1	0
Total expense	$4	$4	$4	$2

	Funded Plan		Unfunded Plan
	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Service cost	$22	$24	$2	$2
Interest cost	57	53	5	4
Expected return on plan assets	(66)	(60)	—	—
Amortization of net actuarial loss and prior service credit	(1)	(1)	1	1
Total expense	$12	$16	$8	$7
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

Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt as of November 1, 2025, February 1, 2025 and November 2, 2024. All amounts are net of unamortized debt discounts.

In millions and net of immaterial unamortized debt discounts	November 1, 2025	February 1, 2025	November 2, 2024
General corporate debt:
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount)	$999	$998	$998
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount)	500	500	500
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount)	496	496	496
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount)	500	500	500
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount)	383	383	383
Total debt	2,878	2,877	2,877
Current maturities of long-term debt, net of debt issuance costs	(999)	—	—
Debt issuance costs	(9)	(11)	(12)
Long-term debt	$1,870	$2,866	$2,865
Credit Facilities
As of November 1, 2025, TJX has two revolving credit facilities, a $750 million revolving credit facility maturing in May 2029 (the “2029 Revolving Credit Facility”) and a $750 million senior unsecured revolving credit facility maturing in May 2030 (the “2030 Revolving Credit Facility”).
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
Under these credit facilities, the Company has maintained a borrowing capacity of $1.5 billion. As of November 1, 2025, February 1, 2025 and November 2, 2024, and during the quarters and year then ended, there were no amounts outstanding under these facilities. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.

Note J. Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, making permanent certain expiring provisions of the Tax Cuts and Jobs Act, including 100% accelerated depreciation deductions on qualified property and immediate expensing of domestic research and development costs, as well as modifying some of the international tax rules. These changes have not had a material impact for either the third quarter or the first nine months of fiscal 2026.
A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime (Pillar Two) with effect from January 1, 2024. These changes did not have a material impact on our effective tax rate, results of operations or financial position for the third quarter of fiscal 2026 and are not expected to have a significant impact to the full fiscal year. We continue to evaluate the impacts of proposed and enacted legislation for the jurisdictions in which TJX operates.
The effective income tax rate was 24.7% for the third quarter of fiscal 2026 and 25.3% for the third quarter of fiscal 2025. The effective income tax rate was 24.2% for the first nine months of fiscal 2026 and 24.6% for the first nine months of fiscal 2025. The decrease in the effective income tax rate for both the third quarter and first nine months of fiscal 2026 was primarily due to the increase in an excess tax benefit from share-based compensation and a benefit from the acquisition of federal tax credits, partially offset by incremental taxes related to international operations.
TJX had net unrecognized tax benefits of $216 million as of November 1, 2025, $217 million as of February 1, 2025 and $203 million as of November 2, 2024.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. In the U.S. and India, fiscal years through 2010 are no longer subject to examination. In all other jurisdictions, fiscal years through 2011 are no longer subject to examination.
TJX’s accounting policy is to classify interest and penalties related to income tax matters as part of income tax expense. The accrued amounts for interest and penalties on the Consolidated Balance Sheets were $25 million as of November 1, 2025, $28 million as of February 1, 2025 and $27 million as of November 2, 2024.
Based on the final resolution of tax examinations, judicial or administrative proceedings, changes in facts or law, expirations of statutes of limitations in specific jurisdictions or other resolutions of, or changes in, tax positions, it is reasonably possible that unrecognized tax benefits for certain tax positions taken on previously filed tax returns may change materially from those represented on the Consolidated Financial Statements as of November 1, 2025. During the next twelve months, it is reasonably possible that tax audit resolutions may reduce unrecognized tax benefits by up to $28 million, which would reduce the provision for taxes on earnings.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended November 1, 2025
Compared to
The Thirteen Weeks (third quarter) and Thirty-Nine Weeks (nine months) Ended November 2, 2024
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. Our mission is to deliver great value to our customers every day. We do this by selling a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty and major online retailers) regular prices on comparable merchandise, every day through our stores and six e-commerce sites. We operate nearly 5,200 stores through our four segments: in the U.S., Marmaxx (which operates TJ Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates TK Maxx, Homesense, tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe, and TK Maxx in Australia). In addition to our four segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
As an overview of our financial performance, results for the quarter ended November 1, 2025 include the following:
–Net sales increased 7% to $15.1 billion for the third quarter of fiscal 2026 versus last year’s third quarter sales of $14.1 billion. As of November 1, 2025, the number of stores in operation increased approximately 3% and the selling square footage increased approximately 2% compared to the end of the third quarter of fiscal 2025.
–Consolidated comp sales increased 5% for the third quarter of fiscal 2026. See Net Sales below for our definition of comp sales.
–Diluted earnings per share for the third quarter of fiscal 2026 were $1.28 versus $1.14 in the third quarter of fiscal 2025.
–Pre-tax profit margin (the ratio of pre-tax income to net sales) for the third quarter of fiscal 2026 was 12.7%, a 0.4 percentage point increase compared with 12.3% in the third quarter of fiscal 2025.
–Our cost of sales, including buying and occupancy costs, ratio for the third quarter of fiscal 2026 was 67.4%, a 1.0 percentage point decrease compared with 68.4% in the third quarter of fiscal 2025.
–Our selling, general and administrative (“SG&A”) expense ratio for the third quarter of fiscal 2026 was 20.1%, a 0.6 percentage point increase compared with 19.5% in the third quarter of fiscal 2025.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites, were up 8% at the end of the third quarter of fiscal 2026 compared to the third quarter of fiscal 2025. Starting in the first quarter of fiscal 2026, Sierra stores are included in the consolidated average per store inventories.
–During the third quarter of fiscal 2026, we returned $1.1 billion to our shareholders through share repurchases and dividends.
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

Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	67.4	68.4	69.0	69.3
Selling, general and administrative expenses	20.1	19.5	19.7	19.5
Interest (income) expense, net	(0.2)	(0.3)	(0.2)	(0.3)
Income before income taxes*	12.7%	12.3%	11.5%	11.5%
*Figures may not foot due to rounding.
Net Sales
Net sales for the quarter ended November 1, 2025 totaled $15.1 billion, a 7% increase versus third quarter fiscal 2025 net sales of $14.1 billion. This increase reflects a 5% increase in comp sales, a 2% increase from non-comp sales and a neutral impact from foreign currency. Net sales from our e-commerce sites combined amounted to approximately 2% of total sales for each of the third quarters of fiscal 2026 and fiscal 2025.
Net sales for the nine months ended November 1, 2025 totaled $42.6 billion, a 7% increase versus the first nine months of fiscal 2025 net sales of $40 billion. This increase reflects a 4% increase in comp sales, a 2% increase from non-comp sales and a 1% positive impact from foreign currency. Net sales from our e-commerce sites combined amounted to approximately 2% of total sales for each of the first nine months of fiscal 2026 and fiscal 2025.
Comp sales increased 5% and 3% for the third quarters of fiscal 2026 and fiscal 2025, respectively. Comp sales increased 4% and 3% for the first nine months of fiscal 2026 and fiscal 2025, respectively. Both apparel comp sales growth (as defined below) and home comp sales growth (as defined below) performed in line with comp sales growth for both the third quarter and first nine months of fiscal 2026. Comp sales for the third quarter of fiscal 2026 were driven by a higher average basket and an increase in customer transactions. Comp sales for the first nine months of fiscal 2026 were primarily driven by an increase in customer transactions.
As of November 1, 2025, our store count increased approximately 3% and selling square footage increased approximately 2% compared to the end of the third quarter last year.
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 67.4% for the third quarter of fiscal 2026, a decrease of 1.0 percentage points compared to 68.4% for the third quarter of fiscal 2025. The decrease in the cost of sales ratio, including buying and occupancy costs, for the third quarter of fiscal 2026 was attributable to favorable merchandise margin, lower supply chain costs as a result of a higher average ticket and expense leverage on higher comp sales. Merchandise margin reflects lower freight costs, favorable markon and lower shrink accrual rates in the current year.
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 69.0% for the first nine months of fiscal 2026, a decrease of 0.3 percentage points compared to 69.3% for the first nine months of fiscal 2025. The decrease in the cost of sales ratio, including buying and occupancy costs, for the first nine months of fiscal 2026 was due to favorable merchandise margin, which reflects lower shrink accrual rates in the current year.

Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, was 20.1% for the third quarter of fiscal 2026, an increase of 0.6 percentage points compared to 19.5% for the third quarter of fiscal 2025. The increase in the SG&A ratio for the third quarter of fiscal 2026 was due to incremental store wage and payroll costs, a contribution to our U.S. charitable foundation and higher incentive compensation costs.
SG&A expenses, as a percentage of net sales, was 19.7% for the first nine months of fiscal 2026, an increase of 0.2 percentage points compared to 19.5% for the first nine months of fiscal 2025. The increase in the SG&A ratio for the first nine months of fiscal 2026 was due to incremental store wage and payroll costs and contributions to our charitable foundations.
Interest (Income) Expense, net
The components of interest (income) expense, net are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Interest expense	$20	$20	$59	$59
Capitalized interest	(1)	—	(4)	(0)
Interest (income)	(47)	(63)	(140)	(198)
Interest (income) expense, net	$(28)	$(43)	$(85)	$(139)
Interest (income) expense, net decreased for both the third quarter and first nine months of fiscal 2026 compared to the same periods in fiscal 2025, primarily due to a decrease in interest income driven by a decrease in prevailing rates and a lower average cash balance.
Provision for Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, making permanent certain expiring provisions of the Tax Cuts and Jobs Act, including 100% accelerated depreciation deductions on qualified property and immediate expensing of domestic research and development costs, as well as modifying some of the international tax rules. These changes have not had a material impact for either the third quarter or the first nine months of fiscal 2026 and are not expected to have a material impact on the Company’s income tax provision. We expect these changes to reduce the Company’s current year U.S. cash tax obligations.
A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime (Pillar Two) with effect from January 1, 2024. These changes did not have a material impact on our effective tax rate, results of operations or financial position for the third quarter of fiscal 2026 and are not expected to have a significant impact to the full fiscal year. We continue to evaluate the impacts of proposed and enacted legislation for the jurisdictions in which TJX operates.
The effective income tax rate was 24.7% for the third quarter of fiscal 2026 and 25.3% for the third quarter of fiscal 2025. The effective income tax rate was 24.2% for the first nine months of fiscal 2026 and 24.6% for the first nine months of fiscal 2025. The decrease in the effective tax rate for both the third quarter and first nine months of fiscal 2026 was primarily due to the increase in an excess tax benefit from share-based compensation and a benefit from the acquisition of federal tax credits, partially offset by incremental taxes related to international operations.
Net Income and Diluted Earnings Per Share
Net income was $1.4 billion, or $1.28 per diluted share, and $1.3 billion, or $1.14 per diluted share, for the third quarter of fiscal 2026 and fiscal 2025, respectively. Foreign currency had a $0.01 positive impact on diluted earnings per share for both the third quarter of fiscal 2026 and the third quarter of fiscal 2025.
Net income was $3.7 billion, or $3.30 per diluted share, and $3.5 billion, or $3.03 per diluted share, for the first nine months of fiscal 2026 and fiscal 2025, respectively. Foreign currency had a $0.01 positive impact on diluted earnings per share for both the first nine months of fiscal 2026 and the first nine months of fiscal 2025.

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
Presented below is selected financial information related to our segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$9,037	$8,438	$25,930	$24,633
Segment profit	$1,350	$1,207	$3,711	$3,495
Segment profit margin	14.9%	14.3%	14.3%	14.2%
Comp sales	6%	2%	4%	3%
Stores in operation at end of period:
TJ Maxx			1,346	1,331
Marshalls			1,248	1,219
Sierra			141	109
Total			2,735	2,659
Selling square footage at end of period (in millions):
TJ Maxx			30	30
Marshalls			27	27
Sierra			2	1
Total			59	58
Net Sales
Net sales for Marmaxx were $9 billion for the third quarter of fiscal 2026, an increase of 7% compared to $8.4 billion for the third quarter of fiscal 2025. This increase in the third quarter reflects a 6% increase from comp sales and a 1% increase from non-comp sales.
Net sales for Marmaxx were $25.9 billion for the first nine months of fiscal 2026, an increase of 5% compared to $24.6 billion for the first nine months of fiscal 2025. This increase in the first nine months reflects a 4% increase from comp sales and a 1% increase from non-comp sales.
For both the third quarter and first nine months of fiscal 2026, the increase in comp sales was driven by a higher average basket and an increase in customer transactions. While both Marmaxx apparel and home comp sales growth were positive, apparel comp sales growth outperformed home comp sales growth for the third quarter of fiscal 2026. Both Marmaxx apparel and home comp sales growth performed in line with the overall comp sales increase for the first nine months of fiscal 2026. Geographically, comp sales growth was strongest in the South and Midwest regions for the third quarter of fiscal 2026 and in the South region for the first nine months of fiscal 2026.
Segment Profit Margin
Segment profit margin increased to 14.9% for the third quarter of fiscal 2026 compared to 14.3% for the same period last year. The increase in segment profit margin for the third quarter of fiscal 2026 was primarily driven by favorable merchandise margin and expense leverage on higher comp sales, partially offset by incremental store wage and payroll costs. Merchandise margin reflects lower freight costs and lower shrink accrual rates in the current year.
Segment profit margin increased to 14.3% for the first nine months of fiscal 2026 compared to 14.2% for the first nine months last year. The increase in segment profit margin for the first nine months of fiscal 2026 was primarily driven by favorable merchandise margin partially offset by incremental store wage and payroll costs and higher incentive compensation costs. Merchandise margin reflects lower shrink accrual rates in the current year.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented approximately 2% of Marmaxx’s net sales for both the third quarter and first nine months of fiscal 2026 and fiscal 2025, and did not have a significant impact on year-over-year segment margin comparisons.

HomeGoods

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$2,539	$2,355	$7,079	$6,535
Segment profit	$344	$290	$802	$679
Segment profit margin	13.5%	12.3%	11.3%	10.4%
Comp sales	5%	3%	5%	3%
Stores in operation at end of period:
HomeGoods			958	941
Homesense			77	67
Total			1,035	1,008
Selling square footage at end of period (in millions):
HomeGoods			18	17
Homesense			2	2
Total			20	19
Net Sales
Net sales for HomeGoods were $2.5 billion for the third quarter of fiscal 2026, an increase of 8%, compared to $2.4 billion for the third quarter of fiscal 2025. This increase in the third quarter reflects a 5% increase from comp sales and a 3% increase from non-comp sales.
Net sales for HomeGoods were $7.1 billion for the first nine months of fiscal 2026, an increase of 8%, compared to $6.5 billion for the first nine months of fiscal 2025. This increase in the first nine months reflects a 5% increase from comp sales and a 3% increase from non-comp sales.
The increase in comp sales was driven by a higher average basket for the third quarter of fiscal 2026 and by an increase in customer transactions and a higher average basket for the first nine months of fiscal 2026. Geographically, comp sales growth was strongest in the South and Midwest regions for the third quarter of fiscal 2026 and in the South and West regions for the first nine months of fiscal 2026.
Segment Profit Margin
Segment profit margin increased to 13.5% for the third quarter of fiscal 2026 compared to 12.3% for the same period last year. This increase in segment profit margin for the third quarter of fiscal 2026 was driven by favorable merchandise margin and lower supply chain and store costs as a result of a higher average ticket. Merchandise margin reflects lower freight costs and favorable markon partially offset by higher markdowns.
Segment profit margin increased to 11.3% for the first nine months of fiscal 2026 compared to 10.4% for the same period last year. This increase in segment profit margin for the first nine months of fiscal 2026 was driven by favorable merchandise margin and expense leverage on higher comp sales. Merchandise margin reflects lower markdowns and lower freight costs.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$1,492	$1,382	$4,017	$3,739
Segment profit	$222	$209	$565	$533
Segment profit margin	14.9%	15.1%	14.1%	14.3%
Comp sales	8%	2%	7%	3%
Stores in operation at end of period:
Winners			315	307
HomeSense			162	160
Marshalls			111	109
Total			588	576
Selling square footage at end of period (in millions):
Winners			7	7
HomeSense			3	3
Marshalls			2	2
Total			12	12
Net Sales
Net sales for TJX Canada were $1.5 billion for the third quarter of fiscal 2026, an increase of 8%, compared to $1.4 billion for the third quarter of fiscal 2025. This increase in the third quarter reflects a 8% increase in comp sales, a 2% increase in non-comp sales, partially offset by a negative foreign currency impact of 2%.
Net sales for TJX Canada were $4 billion for the first nine months of fiscal 2026, an increase of 7%, compared to $3.7 billion for the first nine months of fiscal 2025. This increase in the first nine months reflects a 7% increase in comp sales, a 3% increase in non-comp sales, partially offset by a negative foreign currency impact of 3%.
The increase in comp sales for both the third quarter and first nine months of fiscal 2026 was driven by an increase in customer transactions.
Segment Profit Margin
Segment profit margin decreased to 14.9% for the third quarter of fiscal 2026 compared to 15.1% for the same period last year. This decrease for the third quarter of fiscal 2026 was primarily driven by capitalized inventory costs, higher incentive compensation costs and incremental store wage and payroll costs. These costs were partially offset by expense leverage on higher comp sales and higher merchandise margin. Within merchandise margin, lower markon, driven by the negative impact of transactional foreign exchange on the cost of merchandise, was more than offset by lower freight costs.
Segment profit margin decreased to 14.1% for the first nine months of fiscal 2026 compared to 14.3% for the same period last year. This decrease for the first nine months of fiscal 2026 was primarily driven by lower merchandise margin, capitalized inventory costs and incremental store wage and payroll costs. Merchandise margin reflects lower markon which includes the negative impact of transactional foreign exchange on the cost of merchandise partially offset by lower freight costs. These costs were partially offset by expense leverage on higher comp sales.
For both periods presented, capitalized inventory costs reflect a greater portion of our buying and distribution costs being expensed in the current year compared to the respective periods in the prior year.

TJX International

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
U.S. dollars in millions	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Net sales	$2,049	$1,888	$5,603	$5,103
Segment profit	$188	$137	$359	$271
Segment profit margin	9.2%	7.3%	6.4%	5.3%
Comp sales	3%	7%	4%	4%
Stores in operation at end of period:
TK Maxx			672	653
Homesense			74	77
TK Maxx Australia			87	84
Total			833	814
Selling square footage at end of period (in millions):
TK Maxx			13	13
Homesense			1	1
TK Maxx Australia			1	1
Total			15	15
Net Sales
Net sales for TJX International were $2 billion for the third quarter of fiscal 2026, an increase of 9%, compared to $1.9 billion for the third quarter of fiscal 2025. This increase in the third quarter reflects a positive foreign currency impact of 4%, a 3% increase in comp sales and a 2% increase in non-comp sales.
Net sales for TJX International were $5.6 billion for the first nine months of fiscal 2026, an increase of 10%, compared to $5.1 billion for the first nine months of fiscal 2025. This increase in the first nine months reflects a 4% increase in comp sales, a positive foreign currency impact of 4% and a 2% increase in non-comp sales.
The increase in comp sales for both the third quarter and first nine months of fiscal 2026 was driven by an increase in customer transactions.
E-commerce sales represented approximately 3% of TJX International’s net sales for both the third quarter and first nine months of fiscal 2026 and fiscal 2025.
Segment Profit Margin
Segment profit margin increased to 9.2% for the third quarter of fiscal 2026 compared to 7.3% for the same period last year. This increase for the third quarter of fiscal 2026 was primarily due to higher merchandise margin and the favorable impact of transactional foreign exchange. Merchandise margin reflects higher markon and lower markdowns.
Segment profit margin increased to 6.4% for the first nine months of fiscal 2026 compared to 5.3% for the same period last year. This increase for the first nine months of fiscal 2026 was primarily due to higher merchandise margin, lower administrative costs and favorable store occupancy costs. Merchandise margin reflects higher markon and lower markdowns, partially offset by higher freight costs.

GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
In millions	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
General corporate expense	$216	$150	$613	$523
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for both the third quarter of fiscal 2026 and first nine months of fiscal 2026 was primarily driven by higher other administrative costs, contributions to our charitable foundations and incentive compensation costs.
ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of November 1, 2025, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended November 1, 2025, are adequate to meet our operating needs for the foreseeable future. Our 2.25% ten-year Notes due September 2026 will mature during our third quarter of fiscal 2027 and are included within our current maturities of long-term debt. For more information, see Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
As of November 1, 2025, we held $4.6 billion in cash. Approximately $1.6 billion of our cash was held by our foreign subsidiaries with $1 billion held in countries where we intend to indefinitely reinvest any undistributed earnings. We have provided for all applicable state and foreign withholding taxes on all undistributed earnings of our foreign subsidiaries in Canada, Puerto Rico, Italy, India, Hong Kong and Vietnam through November 1, 2025. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
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
Operating Activities
Operating activities resulted in net cash inflows of $3.7 billion for the nine months ended November 1, 2025 and $3.4 billion for the nine months ended November 2, 2024.
Operating cash flows increased $305 million compared to fiscal 2025 primarily due to an increase in net income, timing of income taxes payable and an increase in accrued expenses reflecting higher incentive compensation costs. This was partially offset by an increase in merchandise inventories.
Investing Activities
Investing activities resulted in net cash outflows of $1.5 billion for the nine months ended November 1, 2025 and $1.6 billion for the nine months ended November 2, 2024. The cash outflows for both periods were driven by capital expenditures.
Capital expenditures in the first nine months of fiscal 2026 primarily reflected store improvements and renovations, investments in our new stores, as well as investments in our distribution centers and offices, including information technology. We anticipate that capital spending for the full fiscal year 2026 will be approximately $2.1 billion to $2.2 billion.
We plan to fund these expenditures with our existing cash balances and through internally generated funds.

Financing Activities
Financing activities resulted in net cash outflows of $3 billion for the first nine months of fiscal 2026 and $2.7 billion for the first nine months of fiscal 2025. The cash outflows for both periods were primarily driven by equity repurchases and dividend payments.
Equity
Under our stock repurchase programs, we paid $1.7 billion to repurchase and retire 13.4 million shares of our stock in the first nine months of fiscal 2026 and we paid $1.7 billion to repurchase and retire 15.4 million shares of our stock in the first nine months of fiscal 2025.
During the second quarter of fiscal 2026, the Company completed stock repurchases representing all of the $1.1 billion that remained as of February 1, 2025 from the previously announced stock repurchase program. As of November 1, 2025, approximately $1.9 billion remained available under our existing stock repurchase programs. We currently plan to repurchase approximately $2.5 billion of stock under our stock repurchase programs in fiscal 2026. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
Dividends
We declared quarterly dividends on our common stock of $0.425 per share for each of the quarters in the first nine months of fiscal 2026 and $0.375 per share for each of the quarters in the first nine months of fiscal 2025. Cash payments for dividends on our common stock totaled $1.4 billion for the first nine months of fiscal 2026 and $1.2 billion for the first nine months of fiscal 2025.
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
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 1, 2025 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended November 1, 2025 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The number of shares of common stock repurchased by TJX during the third quarter of fiscal 2026 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
August 3, 2025 through August 30, 2025	704,571	$133.56	704,571	$2,353,047,151
August 31, 2025 through October 4, 2025	1,899,552	$140.61	1,899,552	$2,085,947,668
October 5, 2025 through November 1, 2025	1,629,285	$142.64	1,629,285	$1,853,547,481
Total	4,233,408		4,233,408
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2025, we announced that our Board of Directors had approved a new stock repurchase program that authorized the repurchase of up to an additional $2.5 billion of our common stock from time to time. Under this program, we had approximately $1.9 billion available for repurchase as of November 1, 2025.
Item 5. Other Information
During the fiscal quarter ended November 1, 2025, none of our directors or officers adopted, materially modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.
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
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2025, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2025, formatted in Inline XBRL (included in Exhibit 101)
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

Date: December 2, 2025
/s/ John Klinger
John Klinger, Chief Financial Officer
(Principal Financial and Accounting Officer)