Form 10-K
period 2026-01-31
TJX COMPANIES INC /DE/
filed 2026-03-31
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the voting common stock held by non-affiliates of the registrant on August 2, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $140 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 1,106,810,654 shares of the registrant’s common stock, $1.00 par value, outstanding as of March 20, 2026.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on June 9, 2026 (Part III).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K and our 2025 Annual Report to Shareholders contain “forward-looking statements.” These forward-looking statements generally can be identified by the use of words such as “aim,” “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “strive,” “target,” “will,” and “would,” or any variations of these words or other words with similar meanings. These forward-looking statements address various matters that we intend, expect or believe may occur in the future, including, among others, some of the statements in this Form 10-K under Item 1, “Business,” Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” relating to, among others, the Company's anticipated operating and financial performance, business plans and prospects, investments, the availability of merchandise, execution of our business model, payment of dividends, plans for future stock repurchases, future use and availability of cash and cash equivalents, expected capital expenditures, trends in demand for our products, the impact of foreign exchange rates, expectations with respect to future store openings, and the impact of fuel resources and supply chain on our inventory flow and financial performance and plans with respect to long-term indebtedness. Each forward-looking statement contained in this Form 10-K and our Annual Report to Shareholders is inherently subject to risks, uncertainties and potentially inaccurate assumptions that could cause actual results to differ materially from those expressed or implied by such statement.
We cannot guarantee that the results and other expectations expressed, anticipated or implied in any forward-looking statement will be realized. Applicable risks and uncertainties include, among others: execution of buying strategy and inventory management; customer trends and preferences; competition; various marketing efforts; operational and business expansion; management of large size and scale; merchandise sourcing and transport; international trade and tariff policies; data security and maintenance and development of information technology systems; labor costs and workforce challenges; personnel recruitment, training and retention; corporate and retail banner reputation; evolving corporate governance and public disclosure regulations and expectations with respect to environmental, social and governance matters; expanding international operations; fluctuations in anticipated quarterly and annual operating results, financial performance, business plan prospects, investments and market expectations; inventory or asset loss; cash flow and plans with respect to long-term indebtedness; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; real estate activities; economic conditions and consumer spending; market instability; severe weather, serious disruptions or catastrophic events; disproportionate impact of disruptions during certain seasons of the fiscal year; commodity availability and pricing; fluctuations in currency exchange rates; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal proceedings and other legal or regulatory matters; quality, safety and other issues with our merchandise; tax matters; and other factors set forth under Item 1A of this Form 10-K, as well as the other information we file with the U.S. Securities and Exchange Commission (“SEC”).
We caution investors, potential investors and others not to place considerable reliance on the forward-looking statements contained in this Form 10-K and our 2025 Annual Report to Shareholders. You are encouraged to read our filings with the SEC and any further disclosures we may make in our future reports to the SEC, available at www.sec.gov, on our website, or otherwise, for a discussion of these and other risks and uncertainties.
Our forward-looking statements in this Form 10-K and our 2025 Annual Report to Shareholders speak only as of the date of this Form 10-K, and we undertake no obligation to update or revise any of these statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized. Our business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors, and others should give careful consideration to these risks and uncertainties.

The TJX Companies, Inc.

PART I
ITEM 1. Business
BUSINESS OVERVIEW
The TJX Companies, Inc. (together with its subsidiaries, “TJX,” the “Company,” “we,” or “our”) is the leading off-price apparel and home fashions retailer in the United States and worldwide. We have over 5,200 stores and six branded e-commerce sites that offer a rapidly changing assortment of quality, fashionable, brand name and designer merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day.
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
In this report, fiscal 2026 means the 52-week fiscal year ended January 31, 2026; fiscal 2025 means the 52-week fiscal year ended February 1, 2025 and fiscal 2024 means the 53-week fiscal year ended February 3, 2024. Fiscal 2027 means the 52-week fiscal year ending January 30, 2027. Unless otherwise indicated, all store information in this Item 1 is as of January 31, 2026, and references to store square footage are to gross square feet.
Our Businesses
We operate our business in four segments: Marmaxx and HomeGoods, both in the U.S., TJX Canada and TJX International, including Europe and Australia. In addition to our four segments, we operate the Sierra business. The results of Sierra are included with the Marmaxx segment.
MARMAXX
Our TJ Maxx and Marshalls chains in the United States (“Marmaxx”) are collectively the largest off-price retailer in the United States with a total of 2,603 stores. We founded TJ Maxx in 1976 and acquired Marshalls in 1995. Both chains sell family apparel (including footwear), accessories (including beauty and jewelry), home fashions (including home basics, decorative accessories and giftware), and other merchandise. We primarily differentiate TJ Maxx and Marshalls through different product assortment, including an expanded assortment of jewelry and accessories and a high-end designer department called The Runway at TJ Maxx and a full line of footwear and a broader men’s offering at Marshalls, as well as varying in-store initiatives. This differentiated shopping experience at TJ Maxx and Marshalls encourages our customers to shop both chains. Marmaxx currently operates two e-commerce sites, tjmaxx.com, launched in 2013, and marshalls.com, launched in 2019.
Sierra, acquired in 2012 and rebranded from Sierra Trading Post in 2018, is a leading off-price retailer of brand name active and outdoor apparel, footwear, and gear (including sporting goods, snow and water sport, camping, fishing) for the whole family, as well as home fashions and pet. Sierra operates 145 retail stores in the U.S. and sierra.com.
HOMEGOODS
Our HomeGoods segment operates HomeGoods and Homesense chains in the U.S. HomeGoods, introduced in 1992, is the leading off-price retailer of home fashions in the U.S. Through its 963 stores, HomeGoods offers an eclectic assortment of home fashions, including furniture, rugs, lighting, soft home, decorative accessories, tabletop and cookware, as well as expanded pet and gourmet food departments. In 2017, we launched our Homesense chain in the U.S. Our 79 Homesense stores complement HomeGoods, offering a differentiated mix and expanded departments, such as large furniture, ceiling lighting, rugs, and an entertaining marketplace.

TJX CANADA
Our TJX Canada segment operates the Winners, HomeSense and Marshalls chains in Canada. Winners, acquired by TJX in 1990, operates 316 stores and is the leading off-price family apparel and home fashions retailer in Canada. HomeSense introduced the off-price home fashions concept to Canada in 2001. This chain operates 162 stores and offers an array of home decor, furniture, and seasonal home merchandise. Marshalls, launched in Canada in 2011, operates 111 stores and offers off-price family apparel, footwear, and home fashions.
TJX INTERNATIONAL
Our TJX International segment operates the TK Maxx and Homesense chains in Europe and the TK Maxx chain in Australia. Launched in 1994, TK Maxx introduced off-price retail to Europe and remains Europe’s largest major brick-and-mortar off-price retailer of apparel and home fashions. With 673 stores in Europe, TK Maxx operates in the U.K., Ireland, Germany, Poland, Austria, the Netherlands, and, starting in March 2026, Spain. Through its stores and its e-commerce sites, tkmaxx.com, launched in 2009 and tkmaxx.de and tkmaxx.at, both launched in 2023, TK Maxx offers a merchandise mix similar to TJ Maxx. We brought the off-price home fashions concept to Europe, opening Homesense in the U.K. in 2008 and in Ireland in 2017. Its 74 stores offer a merchandise mix of home fashions similar to that of HomeGoods in the U.S. and HomeSense in Canada. We acquired Trade Secret in Australia in 2015 and re-branded it under the TK Maxx name during 2017. The merchandise offering at TK Maxx in Australia's 88 stores is comparable to TJ Maxx.
Flexible Business Model
Our flexible business model, including our opportunistic buying, inventory management, logistics and flexible store layouts, is designed to deliver a compelling value proposition of fashionable, quality, brand name and designer merchandise to our customers at excellent values every day. Our buying and inventory management strategies give us flexibility to adjust our merchandise assortments more frequently than traditional retailers, and the design and operation of our stores and distribution centers support this flexibility. Our buyers have more visibility into consumer, fashion and market trends and pricing when we buy closer to need, which can help us buy better and reduce our markdown exposure. Our selling floor space is flexible, without walls between departments and largely free of permanent fixtures, so we can easily expand and contract departments to accommodate the merchandise we purchase. Our logistics and distribution operations are designed to support our global buying strategies and to facilitate quick, efficient and differentiated delivery of merchandise to our stores, with a goal of delivering the right merchandise to the right stores at the right time.
Opportunistic Buying
As an off-price retailer, our buying practices, which we refer to as opportunistic buying, differentiate us from traditional retailers. Our overall global buying strategy is to acquire merchandise on an ongoing basis that will enable us to offer a desirable and rapidly changing mix of branded, designer and other quality merchandise in our stores at prices below regular prices for comparable merchandise at full-price retailers, including department, specialty, and major online retailers. We seek out and select merchandise from the broad range of opportunities in the market to achieve this end. Our buying organization, which numbers over 1,400 employees (who we refer to as Associates), has buying offices across the globe and executes this opportunistic buying strategy, buying merchandise from more than 100 countries in a variety of ways, depending on market conditions and other factors.
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

Manufacturers, retailers and other vendors made up our expansive and changing universe of approximately 21,000 vendors across the globe, including thousands of new vendors in fiscal 2026, which provides us substantial and diversified access to merchandise. We have not experienced difficulty in obtaining sufficient quality merchandise for our business in either favorable or difficult retail environments and expect this will continue should we meet or exceed our plans for growth. We believe a number of factors provide us excellent access on an ongoing basis to leading branded merchandise and make us an attractive channel for many vendors in the market. We are typically willing to purchase less-than-full assortments of items, styles and sizes as well as quantities ranging from small to very large; we are able to disperse merchandise across our geographically diverse network of stores and to target specific markets; we pay promptly according to our payment terms; our practice is to not ask for typical retail concessions (such as advertising, promotional and markdown allowances), delivery concessions (such as drop shipments to stores or delayed deliveries) or performance-based return privileges; and we have an excellent credit rating.
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
Distribution
We operate distribution centers encompassing approximately 31 million square feet in six countries. These centers are generally large, and built to suit our specific, off-price business model, with a combination of automated systems and manual processes to manage the variety of merchandise we acquire. We ship substantially all of our merchandise to our stores through a network of distribution centers, fulfillment centers and warehouses as well as shipping centers, which, in many cases, are operated by third parties.

Store Growth
Expansion of our business through the addition of new stores continues to be an important part of our global growth strategy. The following table provides store growth information for our divisions for the two most recently completed fiscal years, as well as our estimates of the long-term store growth potential of these divisions in their current geographies:

	Approximate Average Store Size (square feet)	Number of Stores at Year-End		Estimated Store Potential
		Fiscal 2025	Fiscal 2026
Marmaxx:
TJ Maxx	27,000	1,333	1,348
Marshalls	28,000	1,230	1,255
Total Marmaxx		2,563	2,603	3,000
HomeGoods:
HomeGoods	24,000	943	963
Homesense	28,000	72	79
Total HomeGoods		1,015	1,042	1,800
Sierra:
Sierra	21,000	117	145	325
TJX Canada:
Winners	27,000	307	316
HomeSense	24,000	160	162
Marshalls	27,000	109	111
Total TJX Canada		576	589	650
TJX International:
TK Maxx (Europe)	28,000	655	673
Homesense (Europe)	19,000	75	74
TK Maxx (Australia)	21,000	84	88
Total TJX International		814	835	1,225	(a)
TJX Total		5,085	5,214	7,000
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
Human Capital
As of January 31, 2026, we had approximately 377,000 Associates, many of whom worked less than 40 hours per week. Approximately 86% of these Associates worked in our retail stores. We hire thousands of temporary employees each year, particularly during the peak back-to-school and holiday seasons. We offer positions at a variety of levels in our stores, distribution and fulfillment centers, and offices, as well as many opportunities for Associates to grow and advance. Many Associates in our distribution network in the United States and Canada are covered by collective bargaining agreements, and other Associates are members of works councils in Europe. Our large, global workforce supports the execution of our flexible business model, including the timing and frequency of store deliveries and the management of a rapidly changing mix of merchandise in over 5,200 retail stores globally and across six e-commerce sites. We believe our Associates are key to our business success.

We work to foster a strong, supportive, and inclusive culture so that Associates at TJX feel welcome in the Company, valued for their perspectives and contributions, and engaged with our business mission to deliver great value to our customers every day. Our open-door philosophy encourages open and honest communication and supports Associate engagement. We use defined cultural factors and leadership competencies throughout our global business to express our organizational values, such as inclusion, personal integrity, relationship-building and collaboration and respect for our business model, and to promote consistency in leadership development.
We are highly focused on teaching and mentoring to support the career growth and success of our Associates, and we believe these efforts can strengthen retention, stability, and expertise across our workforce. Training occurs throughout the organization, from informal mentoring and direct training to a range of career and leadership development programs, including our TJX University for merchandising Associates.
As a global company serving a broad customer demographic and with hundreds of thousands of Associates in several geographies, we recognize the importance of inclusion and diversity to our culture and our business. Our global workforce reflects a diversity of races, ethnicities, ages, sexual orientations, gender identities, skills, abilities, religions, perspectives and a broad range of other backgrounds and experiences. Our work in this area has been developed over many decades and aims to support our business mission. This work continues to include initiatives intended to foster an inclusive culture, encourage Associate engagement, and support Associate well-being.
Our global approach to total rewards includes sharing in the success of the Company, encouraging teamwork and collaboration across our global workforce, and being fair and equitable. Our compensation programs are designed to pay our Associates competitively in the market and equitably, based on their skills, qualifications, role and abilities. For fiscal 2026, we continued our One TJX approach to annual incentive compensation, with all eligible Associates measured against global TJX performance goals.
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
Information appearing on tjx.com is not a part of, and is not incorporated by reference in, this Form 10-K.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following are the executive officers of TJX as of March 31, 2026:

Name	Age	Office and Business Experience
Peter Benjamin	63	Senior Executive Vice President, Group President since February 2025. President, Marmaxx from 2023 to February 2025. Executive Vice President, Chief Merchandising Officer, Marmaxx, from 2015 through 2022. Executive Vice President, Chief Operating Officer, Marmaxx, 2012 to 2015. Executive Vice President, Planning and Allocation, Marmaxx 2011 to 2012. Senior Vice President, Planning and Allocation, Marmaxx, 2004 to 2011. Various merchandising positions with TJX from 1990 to 2004.
Kenneth Canestrari	64	Senior Executive Vice President, Group President since September 2014. President, HomeGoods from 2012 to September 2014. Executive Vice President, Chief Operating Officer, HomeGoods from 2008 until 2012. Various financial positions with TJX from 1988 to 2008.
Ernie Herrman	65	Chief Executive Officer since January 2016. Director since October 2015. President since January 2011. Senior Executive Vice President, Group President from 2008 to 2011. President, Marmaxx from 2005 to 2008. Senior Executive Vice President, Chief Operating Officer, Marmaxx from 2004 to 2005. Executive Vice President, Merchandising, Marmaxx from 2001 to 2004. Various merchandising positions with TJX since joining in 1989.
John Klinger	61	Senior Executive Vice President and Chief Financial Officer since February 2024. Executive Vice President and Chief Financial Officer from January 2023 to February 2024. Executive Vice President, Corporate Controller from 2019 to January 2023. Senior Vice President, Corporate Controller from 2014 to 2019. Senior Vice President, Divisional Chief Financial Officer, TJX Europe from 2011 to 2014. Vice President, Corporate Finance from 2011 to 2011. Various financial positions with TJX since joining in 2000.
Carol Meyrowitz	72	Executive Chairman of the Board since January 2016. Chairman of the Board from June 2015 to January 2016. Chief Executive Officer from January 2007 to January 2016. Director since 2006 and President from October 2005 to January 2011. Consultant to TJX from January 2005 to October 2005. Senior Executive Vice President from March 2004 to January 2005. President, Marmaxx from 2001 to 2005 and Executive Vice President of TJX from 2001 to 2004. Various senior management and merchandising positions with Marmaxx and with Chadwick’s of Boston and Hit or Miss, former divisions of TJX, from 1983 to 2001.
Douglas Mizzi	66	Senior Executive Vice President, Group President since February 2018. President, TJX Canada from October 2011 to February 2018. Managing Director TK Maxx, UK from April 2010 to October 2011. Executive Vice President, Chief Operating Officer, WMI from February 2006 to April 2010. Various store operations positions with TJX from 1988 to 2006.
The executive officers hold office until the next annual meeting of the Board in June 2026 and until their successors are elected and qualified.

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
Key elements of our off-price business strategy, including opportunistic buying, operating with relatively lean inventory levels, frequent inventory turns and our treasure hunt experience, subject us to risks. Our customer transactions and our sales, margins and other financial results could be adversely affected if we do not obtain and allocate the right merchandise at the right times, in the right quantities, at the right prices, in the right mix and into the right stores.
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
We also base our inventory purchases, in part, on our sales forecasts. If our sales forecasts fail to predict customer demand with sufficient accuracy, or we do not appropriately allocate and deliver merchandise to stores, maintain inventory mix and levels, or maintain flexibility in our allocation of floor space across product categories effectively, then we may either have higher inventory levels than we planned and may need to take markdowns on excess or slow-moving inventory, or have insufficient inventory to meet customer demand, either of which could impact sales in a way that could adversely affect our financial performance.
In addition to the above factors, a variety of external factors have impacted, and may continue to impact, execution of our opportunistic buying strategy and inventory management. In the past, our ability to allocate, deliver and maintain our preferred mix and level of inventory has been impacted by temporary store closures, inflationary pressures, global supply chain disruptions and other challenges as a result of external events. For more information, see “External and Economic Risks” below.
Failure to identify consumer trends and preferences, or to otherwise meet customer demand or expectations, in new or existing markets or channels could negatively impact our performance.
As our success depends on our ability to meet customer demand and expectations, we seek to identify consumer trends and preferences on an ongoing basis and to offer inventory and shopping experiences that meet those trends and preferences. However, we may not do so effectively and/or in a timely manner across our diverse merchandise categories and in each of the many markets in which we do business. Trends and preferences in markets may differ from what we anticipate and could change rapidly. Although our business model allows us greater flexibility to meet consumer product preferences and trends than many traditional retailers (for example, by rapidly expanding and contracting merchandise categories in response to consumers’ changing tastes), we may not successfully do so, which could impact inventory turns, customer transactions and sales, and may have a negative impact on our ability to attract new customers, retain existing customers and/or encourage frequent customer visits and/or cross-shopping of our multiple retail banners, any of which could adversely affect our results.
Customers also may have expectations about how they shop in stores or through e-commerce or more generally engage with businesses across different channels (including digital/social media platforms). These expectations may vary both across and within demographics and geographies and may evolve rapidly or be impacted by external factors. For example, changes to our store layout, loss prevention, or digital security protocols may impact the shopping experience and customer transactions. Similarly, platforms that help consumers engage with our brands may change in meaningful ways, negatively impacting the consumer experience and reducing or eliminating benefits to us from that channel. Meeting customers’ expectations effectively generally involves identifying the right opportunities, balancing them with potential risks and making the right investments at the right time, on the right scale and with the right speed, among other things, and failure to do so effectively may impact our business and financial results.

We operate in highly competitive markets, and we may not be able to compete effectively.
The retail apparel and home fashion businesses are highly competitive. We compete on the basis of various factors affecting value (which we define as the combination of brand, fashion, price and quality). We also compete on merchandise selection and freshness; banner name recognition and appeal; both in-store and online service and shopping experience; convenience and store location. We compete with local, regional, national and international retailers that sell apparel, home fashions and other merchandise that we may carry, including retailers that operate through stores, e-commerce and/or other media, as well as omnichannel retailers. Some of our competitors are larger than we are, hold greater financial resources, have more experience selling certain product lines, provide certain product categories more consistently, or provide products through different channels than we do. Competitors may increase their presence in markets in which we operate, consolidate with other retailers, expand their merchandise offerings, expand their e-commerce and delivery capabilities, add new sales channels, change their pricing strategies and/or adopt new processes or technologies that may allow them to compete more effectively. We could be at a competitive disadvantage if, over time, our competitors are more effective than we are in their use and integration of rapidly evolving technologies, including artificial intelligence or other emerging technologies. In addition, new competitors frequently enter the market. More generally, consumer e-commerce spending may continue to increase, as it has in recent years, while our business is primarily in brick-and-mortar stores. If we fail to compete effectively, our sales and results of operations could be adversely affected.
If we fail to successfully implement our marketing efforts, if our marketing efforts are not successful in driving expected increases in sales or if our competitors’ marketing programs are more effective than ours, our revenue or results of operations may be adversely affected.
Customer transactions and demand for our merchandise may be influenced by our marketing efforts. Although we use various marketing channels (including, among others, linear television, streaming video, audio, outdoor, digital/social media and mobile) to drive customer awareness of and interest in shopping our retail banners and to increase sales, some of our competitors may spend more for their marketing programs or use different approaches than we do, which may provide them with a competitive advantage. Our competitors’ marketing programs may also resonate with consumers more than ours do. Changes to online search, email delivery, and digital/social media (including algorithmic changes) can increase customer acquisition costs, reduce the effectiveness of digital marketing and/or alter traffic patterns to our e-commerce sites and/or stores. We may not be able to develop or implement strategies effectively in rapidly evolving digital/social media channels, which may adversely impact some of our banners, segments, or overall business. We also may face challenges appropriately managing strategies for our different banners across geographies. Further, our marketing partners, celebrities, social media content creators, influencers or other individuals who are viewed as representing our banners may expose us to reputational or other risks. For delivery of our marketing we depend on a variety of partners whose financial health, reputation and/or ability to attract talent could negatively impact the results of our marketing. If our marketing efforts are not as successful or cost effective as anticipated, our revenue and results of operations could be adversely affected.
Failure to continue to expand our business successfully could adversely affect our financial results.
Our growth strategy includes, whether by development, investment, or acquisition, successfully expanding our business within our current markets and/or into new geographic regions, appropriately calibrating product lines and channels (including within our e-commerce sites) and, as appropriate, adding new businesses. If any aspect of our expansion strategy does not achieve the success we expect, in whole or in part, we may fail to meet our financial performance expectations generally or within certain markets or divisions, and we may be required to increase or decrease investments or slow our planned growth. For our store growth, even if a particular market has high commercial vacancies, if we are not able to find and lease appropriate real estate on attractive terms in the locations where we seek to open stores, or if new stores do not perform as well as we anticipated, we may need to change our planned growth in those markets. We have closed stores and operations and have divested from and disposed of businesses in the past, including for performance-related reasons, and we may be required to do so again in the future.
Growth can also add complexity to our business operations by requiring effective and timely information sharing; significant additional attention from our management and other functions across our business, including compliance and risk management; attention to varied health and safety requirements; integration of existing or development of new capabilities, processes and controls; increased staffing and Associate training and retention, including in new or unfamiliar labor markets; and management of appropriate third-party providers, including training or coordinating with those operating businesses in which we are invested or with which we share certain responsibilities. These requirements may increase with further growth, particularly if we expand into additional countries. If we are unable to manage our growth effectively, our business may be adversely affected or we may need to reduce the rate of expansion or otherwise curtail growth, which may adversely affect our sales, business plans and results.

Failure to effectively manage the large size and scale of our operations may adversely affect our financial results.
The substantial size of our business can make it challenging to run our complex operations effectively and to manage suitable internal resources and third-party providers with appropriate oversight, including, for example, for teams managing information technology (“IT”) systems, merchandising, sourcing, marketing, store operations, distribution, logistics, compliance, finance and administrative support. The large size and scale of our operations, our multiple banners and locations across the U.S., Canada, Europe and Australia and the autonomy afforded to the banners in some aspects of the business also increase the risk that our systems, controls, practices and policies may not be effectively or consistently implemented or updated on a timely basis throughout our company, or that information may not be appropriately shared across our operations. The size and scale of our business also create challenges in human resources administration and effectively recruiting, managing, training, retaining and engaging a large, disparate workforce, including Associates in on-site, remote and hybrid roles. These challenges may increase if a portion of our workforce is unable to work on site or is temporarily furloughed, as has occurred in the past. If we are unable to manage our size and scale effectively, our results of operations may be adversely affected.
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
–IT security or resiliency challenges;
–strikes, threats of strikes and other events affecting delivery;
–consumer perceptions of the safety or quality of imported merchandise;
–compliance with product laws and regulations of the destination country;
–product liability claims from customers or investigations, enforcement actions or penalties by or from government agencies relating to products that are recalled, defective or otherwise noncompliant or alleged to be harmful;
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
–concerns about human rights, working conditions and other labor rights and conditions where merchandise is produced or materials are sourced;
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
Compromises of our cybersecurity, disruptions in our IT systems, or failure to satisfy the IT needs of our business could result in material loss or liability, materially impact our operating results or materially harm our reputation.
Our business depends on our IT systems, which collect and process information of customers, Associates and other persons, as well as information of our business and of our suppliers, service providers and other third parties. We rely heavily on IT systems, including those operated and maintained by our suppliers, service providers and other third parties, to manage key aspects of our business, including planning; purchasing; sales, including point-of-sale transaction processing and e-commerce; supply chain management; logistics; inventory management; human resources; financial management; communications; information security and legal and regulatory compliance. Our ongoing operations and successful growth are dependent on these systems and require us to accurately anticipate our current and future IT needs. This includes successfully developing, implementing and maintaining appropriate systems; adopting new technologies (including artificial intelligence or other emerging technologies) appropriately and in a timely manner; and maintaining effective disaster recovery and resiliency plans for such systems. Our ongoing operations and successful growth are dependent on our doing these things effectively. We also are dependent on the ongoing integrity, security and consistent operation of these systems, including related back-up systems.
As is common in the retail industry, our IT systems, as well as those of our suppliers, service providers and other third parties with whom we do business directly or indirectly, are targeted by attempts to access or obtain personal or other sensitive information, attempts at monetary theft and attempts to disrupt business. These attempts include use of malware, ransomware, phishing, vishing, deepfakes, social engineering, denial-of-service attacks, exploitation of system vulnerabilities or misconfigurations, Associate or third-party malfeasance, digital and physical payment card skimmers, account takeovers and other forms of cyber-attacks. These attempts continue to increase in sophistication (including through the use of artificial intelligence), heightening the risk of compromise or disruption. While some of these attempts have resulted in cybersecurity incidents, the unauthorized intrusion into our network discovered late in 2006 is the only such cybersecurity incident to date that has been material to the results of our operations. Our IT systems and those of our suppliers, service providers and other third parties with whom we do business directly or indirectly also may be damaged or disrupted, or personal or sensitive information compromised, from a number of other causes, including power outages, system failures, catastrophic events, or Associate or third-party error. Such damage, disruption or compromise could materially impair our ability to operate our business or otherwise result in material impacts on our operating results.
Changes in the business landscape and the impact of remote working by our Associates, service providers and other third parties have the potential to increase the likelihood of system damage or disruption and increase the risk of a cybersecurity compromise. The size, geographic dispersion, and turnover rate of our workforce increase the risk that our controls may not be implemented consistently.
Additionally, there continues to be a heightened risk of cybersecurity incidents as a result of geopolitical events outside of our control. These factors have led to the need for additional mitigation strategies and investments across our IT workforce, capabilities and processes.
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
We maintain policies, procedures and controls designed to reduce the risks of cybersecurity compromises and IT failures or disruptions, but these controls vary in maturity across the business and may fail to operate as intended or be circumvented by bad actors. Additionally, the logging policies, procedures and controls that we have implemented to facilitate the investigation of potential cybersecurity compromises or disruptions may be insufficient to fully investigate and determine the root cause of each such event. These policies, procedures and controls also require costly and ongoing investment in technologies, hiring, training and compliance.

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
Our Associates are key to supporting our business and operations effectively, and we expect that our operating expenses will continue to reflect increasing labor costs. We have a large and disparate workforce, and our ability to meet our labor needs and manage labor costs is subject to various external factors such as minimum wage laws and other pay or benefit mandates; market pressures, including prevailing wage rates and benefit levels, unemployment levels, competition for labor within and beyond the retail industry, and labor market dynamics related to automation and technology; economic conditions, including inflation; changing demographics and workforce trends, including with respect to unionization and collective bargaining; workplace health and safety costs; interest rate changes; actuarial assumptions and methods; the costs of providing and managing retirement, health and other employee benefits; governmental programs; and a dynamic regulatory and policy environment, including with respect to health care, immigration, labor, employment, pension and other employee benefits, and taxation. Any of these factors could increase, and in the past have increased, our labor costs. These factors could also increase the labor or other costs of our service providers, or result in labor disruptions affecting their operations, which could be passed on to us or increase our legal exposure or costs. Conversely, failing to offer competitive wages or benefits, or to manage our workforce effectively, could adversely affect our ability to attract or retain appropriate talent sufficient to meet the needs of our business, which could cause our customer service or business execution to suffer, and adversely affect our financial performance.
Additionally, many Associates in our distribution network in the United States and Canada are members of unions, and other Associates are members of works councils in Europe. We are subject to the risk of labor actions or disruptions of various kinds, including work stoppages and decreased flexibility as a result of labor law limitations. We are subject to risks and potential material expenses associated with multiemployer plans, including from pension plan underfunding, benefit cuts, increased contribution or funding requirements, changes in plan terms, withdrawal liability, increased premium costs, conditions imposed under any governmental assistance programs or the insolvency of other participating employers or governmental insurance programs. Other portions of our workforce that are not covered by collective bargaining agreements, including, for example, Associates who work in our U.S. stores, who make up the largest portion of our workforce, may become unionized, which may subject us to additional requirements, expectations, actions or expense.
Failure to employ qualified Associates in appropriate numbers and to retain key Associates and management could adversely affect our performance.
We need to employ a large number of capable, engaged Associates for our stores and distribution centers and for other areas of our business. We must constantly recruit new Associates to fill entry level and part-time positions, which have high rates of turnover, and at certain times must hire sufficient numbers of seasonal talent. The availability and skill of Associates may differ across markets in which we do business and in new markets we enter, and we may be unable to meet or manage our labor needs effectively. In addition, we have faced and may continue to face additional challenges in recruiting or retaining sufficient talent due to shifts in the labor market, wage pressures and competition, flexible scheduling needs and health and safety concerns, among other factors. We have faced and may continue to face challenges in engaging, overseeing and training Associates in on-site, remote or hybrid roles. We also have faced and may continue to face potential challenges relating to Associates’ willingness or ability to staff our stores and distribution centers or otherwise continue employment as a result of economic pressures, health and safety concerns or otherwise.
Our performance also depends on recruiting, hiring, developing, training and retaining talented Associates in key areas such as buying, IT functions, and other corporate areas. Similar to other retailers, we face challenges in securing and retaining sufficient talent in management and other key areas for many reasons, including competition for talent in the retail industry, from other industries and in various geographic markets. In addition, because of the distinctive nature of our off-price model, we must provide significant internal training and development and successfully manage transitions for key Associate roles across the Company, including within our buying organization. Failure to effectively attract qualified individuals, train them on our business model, support their development, engage them in our business, and retain them in sufficient numbers and at appropriate levels of the organization, and implement appropriate succession plans could disrupt our operations, impair our ability to execute our business model, limit our growth, and negatively impact our business and financial results.

Damage to our corporate reputation or any of our retail banners’ reputation could adversely affect our sales and operating results.
Our customer relationships and our reputation are based, in part, on perceptions of subjective qualities. Incidents that erode trust or confidence in our company could adversely affect our reputation and thereby impact our business, particularly if the incidents result in rapid or significant adverse publicity, protest, litigation, boycotts, governmental inquiry or other stakeholder responses. This could include incidents that involve the company; our policies and practices; our retail banners; our executives and other Associates; our board of directors; senior leadership transitions, including those involving our Chief Executive Officer or other key executives; how we source merchandise; our third-party providers, including those providing retail operations on our behalf; our vendors and others within our supply chain; the merchandise and brands that we sell, including our licensed or owned brands; our investments; the regions where we have operations or investments; our marketing partners; celebrities, content creators, social media influencers, or other individuals viewed as representing us or our banners (whether or not we partner with them) that may draw attention to our retail banners; product recalls; incidents involving workplace safety, harassment or discrimination claims, or labor activity; inquiries or other communications from governmental agencies about our business or practices; and our industry more generally. Information about such incidents that is publicized through traditional or digital/social media platforms or other forums that facilitate rapid, broad communications to an audience of consumers and other interested persons, may adversely affect our reputation and brand, even if the information is inaccurate, incomplete, or unverified. Similarly, challenges or reactions to action (or inaction), or perceived action (or inaction), by our company to sensitive or polarizing topics, crises, or political matters, or on issues related to corporate responsibility or environmental, social and governance matters, or any perceived lack of transparency about such matters, could harm our reputation.
This kind of reputational damage could occur locally or globally and could impact our company or our individual retail banners. Damage to the reputation of our company and our banners could, among other things, result in declines in stock price; declines in customer loyalty and sales; affect our vendor relationships and/or business development opportunities; limit our ability to attract and retain appropriate talent sufficient to meet the needs of our business; result in demonstrations, protests, or altercations at or about our stores; divert the attention and resources of management, including to respond to inquiries or additional regulatory scrutiny; and otherwise adversely affect our financial results.
Our business is subject to changing corporate compliance, governance and public disclosure regulations and expectations, including with respect to matters relating to environmental sustainability, human capital management, social compliance and governance. Failure to meet such expectations or comply with regulations could materially impact our operating results or materially harm our reputation.
Various stakeholders, including certain advocacy groups, investors, customers, governmental officials and Associates, have increasingly focused on, and, from time to time, communicated with the Company about, topics such as social impact, environmental sustainability, human capital management, human rights and other related matters in a variety of ways that are not necessarily consistent. From time to time, we have announced certain initiatives related to our corporate responsibility efforts, which we have focused under four pillars: workplace, environmental sustainability, communities and responsible sourcing (which includes social compliance in our supply chain). These initiatives may be considered to be overreaching by some stakeholders and inadequate by other stakeholders. We could fail or be perceived to fail or fall short in our pursuit of such initiatives, in going too far in pursuing priorities perceived as outside of our business mission, or in accurately and comprehensively reporting our progress on such initiatives and any related goals and commitments. If our practices or disclosures in these areas do not meet investor or other stakeholder expectations and standards, including related to climate change, environmental sustainability, human capital management, inclusion and diversity, supply chain management and human rights, or do not meet related regulations and expectations, our reputation may be impacted negatively, and we may be subject to litigation risk, regulatory enforcement and/or other governmental scrutiny or action, which could materially impact our operating results. In addition, we could be criticized for the scope, pace or prioritization of our programs, initiatives or goals, or perceived as not acting responsibly in connection with these matters or otherwise, and that evaluation may be based on factors unrelated to the impact of these matters on our business, financial or otherwise. Our failure, or perceived failure, with these programs or initiatives or more generally to manage reputational threats and meet shifting and, in certain cases, inconsistent, stakeholder expectations or consumer preferences could negatively impact our brand, image, reputation, credibility, Associate recruitment and retention and the willingness of our customers and suppliers to do business with us.
Further expansion of our international operations could expose us to risks inherent in operating in new countries.
We have a significant retail presence in several countries in Europe and in Canada and Australia. We also operate buying and other offices around the world and have made investments in certain geographies, including our entry into a joint venture in Mexico and our minority equity investment in the Middle East. We generally look for opportunities to continue to expand our operations globally, such as our announced expansion into Spain. It can be costly and complex to establish, develop and maintain international operations, to identify appropriate store locations, to hire, train and integrate Associates, and to promote business in new international jurisdictions, which may differ significantly from other countries in which we currently operate.

As with our current operations, risks are inherent in opening and developing operations in, or making investments in, new countries, including risks related to compliance with the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act. Additional risks include, among others, understanding the local retail climate and trends, local customs and cultures, local labor markets, seasonal differences, business practices and competitive conditions; complying with relevant laws, rules and regulations; developing an appropriate infrastructure; identifying suitable partners for local operations and for integration with our global operations and effectively communicating and implementing company policies and practices in new, possibly remote, jurisdictions. Financial, regulatory and other risks are also associated with international operations, including currency exchange fluctuations; potentially adverse tax consequences; limitations on the repatriation and investment of funds outside of the country where earned; trade regulations; other compliance requirements; the risk of policy or regulatory changes, including those that could affect sourcing and allocation and/or add significant compliance and disclosure costs; the risk of political, economic and civil instability and labor unrest; and uncertainties regarding interpretation, application and enforceability of laws and agreements. Any of these risks could adversely impact our operations, profitability or liquidity.
Failure to meet market expectations for our financial performance could adversely affect the market price and volatility of our stock.
Our operating results have fluctuated from quarter to quarter, sometimes significantly, at points in the past and may do so again in the future. If we fail to increase our results over prior periods, to achieve our projected results or to meet the expectations of securities analysts or investors, our stock price may decline (as it has at times in the past), and the decrease in the stock price may be disproportionate to the shortfall in our financial performance. Results may be affected by various factors, including those described in these risk factors. In addition, we maintain a forecasting process that seeks to plan sales and align expenses. However, if we do not control costs or appropriately adjust costs to actual results, or if actual results differ from our forecast, our financial performance could be adversely affected. In addition, if we suspend our buyback program, which we have done in the past, or if we have an active buyback program and are repurchasing shares but do not repurchase the number of shares we contemplated pursuant to our financial plans at the rate or in the timing we planned, our earnings per share may be adversely affected. Similarly, if we reduce or suspend our dividend distributions, as we did for part of fiscal 2021, our stock price may be adversely affected.
Failure to protect our inventory or other assets from loss and theft and situations resulting in loss or theft may impact customer and Associate safety as well as our financial results.
Risk of loss or theft of assets, including inventory shrinkage, is inherent in the retail business. Loss may be caused by error or misconduct of Associates, customers, vendors or other third parties, including through organized retail crime and professional theft, and may be further impacted by macroeconomic factors, including the enforcement environment, as well as increased inventory levels in our stores. We may not be able to effectively determine the cause or extent of the loss. Our inability to prevent and/or minimize or reduce the loss or theft of assets effectively, or to predict and accrue for the impact of those losses accurately, has adversely affected our financial performance in the past and could do so again. In addition, our ability to provide a safe environment in our stores may be impacted in the course of a theft or other behavioral situations that periodically arise.
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

Mergers, acquisitions or investments in new businesses, or divesting, closing or consolidating any of our current businesses, subjects our business to additional risks and could adversely affect our results.
We have in the past and may again acquire new businesses; invest in or enter into joint ventures with other businesses (as we did during fiscal 2025 with our minority equity investment in the Middle East and in our joint venture in Mexico); develop new businesses internally (as with Homesense, our second U.S. home store concept); launch or expand e-commerce platforms (as we have done with tkmaxx.de and tkmaxx.at in Europe); and divest (as we did in fiscal 2023 with our minority interest in an off-price retailer of apparel and home fashions operating stores throughout Russia), close, or consolidate businesses. Failure to execute on mergers, acquisitions, investments, divestitures, closings and consolidations in an effective or satisfactory manner, including due to circumstances outside our control, could adversely affect our future results of operations and financial condition. Acquisition, investment or divestiture activities may divert attention of management away from operating our existing businesses. We may not effectively evaluate target companies, investments or investment partners or assess the risks, benefits and costs of buying, investing in or closing businesses, or the integration or attendant risks of acquired businesses or investments, all of which can be difficult, time-consuming and dilutive. These activities may not meet our performance and other expectations and may expose us to unexpected or greater-than-expected costs, liabilities and risks, including from, for example, changes in law, market conditions, economic conditions, the retail industry, political conditions, human capital matters, inaccurate assumptions, or the negligence or malfeasance of our partners or other third parties. In addition, in connection with most of our prior acquisitions, we recorded intangible assets and goodwill and the value of the tradenames, and may similarly do so in the future in connection with other acquisitions. If we are unable to realize the anticipated benefits from acquisitions or investments, we may be required to impair some or all of the goodwill associated with an acquisition or some or all of the investment, which would adversely impact our results of operations and balance sheet, such as with an impairment charge. For example, in connection with the conflict between Russia and Ukraine, we divested our minority ownership interest in an off-price retailer that operates stores in Russia and did not recover the full value of our investment. Divestitures, closings and consolidations could involve risks such as significant costs and obligations of closure, including exposure on leases, owned real estate and other contractual, employment, pension and severance obligations and potential liabilities that may arise under law as a result of the disposition or as a result of the credit risk of an acquirer.
Our large number of real estate leases, which generally obligate us for long periods, subject us to potential financial risk.
We lease almost all of our store locations and either own or lease for long periods our primary distribution centers and administrative offices. Accordingly, we are subject to the risks associated with leasing and owning real estate. While we have the right to terminate some of our leases under specified conditions, including by making specified payments, we may not be able to terminate most of our leases if or when we would like to do so. If we decide or are required to permanently close stores, we typically are required to continue to perform obligations under the applicable leases, which generally include, among other things, paying rent, insurance premiums, real estate taxes, and maintenance expenses for the balance of the lease term, and the cost of any of these obligations may be significant. When we assign leases to third parties, or if we sell or close a business, we can remain liable for the lease obligations for the balance of the term and be contingently liable if the assignee does not perform (as was the case with some of our former operations). We also remain primarily liable if we sublease space to a third party. In addition, when the lease terms for the stores in our ongoing operations expire, we may be unable to negotiate renewals, either on commercially reasonable terms or at all, which could cause us to permanently close stores or to relocate stores within a market on less favorable terms or in a less favorable location. If we decide to cease operations at any locations that we own, we may be unable to dispose of such real estate (including by selling or leasing such real estate to a third party) on favorable market terms. In such case, we would continue to incur ownership obligations on unused property, and the cost of these obligations may be significant. Any or all of these factors could adversely affect our financial results.
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

Volatility or uncertainty in regulation or policy, including in areas such as international diplomacy, trade and tariff policies; threats or occurrences of war or armed conflict, geopolitical instability or uncertainty, (including in Ukraine and the Middle East, and shipping disruptions in the Red Sea and surrounding waterways); terrorism; pandemics or epidemics (such as the COVID-19 pandemic); supply chain disruptions; uncertainty regarding the financial stability of banking institutions; and political or social unrest and/or conflict (locally or across regions) have had and may continue to have significant effects on consumer confidence and spending. Factors that affect consumer confidence and spending can in turn impact trends in spending, the retail industry generally, and our business and financial results. Shifts in the market may adversely affect our sales, cash flows, merchandise orders and results of operations and performance.
Changes to U.S. or other countries' trade policies and tariff and import/export regulations or our failure to comply with such regulations may have an adverse effect on our business, financial condition, and results of operations.
Changes in the import and export policies, including trade restrictions, new or increased tariffs or quotas, embargoes, sanctions and countersanctions, safeguards or customs restrictions by the U.S. and/or other foreign governments, could require us to change the way we conduct business, affect our merchandise margins and adversely affect our financial condition, results of operations, reputation and our relationships with customers, vendors and Associates in the short- or long-term. Similarly, changes in laws and policies governing foreign trade, manufacturing, development and investment in the countries where we currently operate could adversely affect our business.
The U.S. government has imposed, and may in the future impose further, tariffs on certain foreign goods and product imports. These actions have resulted, and are expected to further result, in retaliatory measures on U.S. goods. In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). The ruling may allow for recovery of IEEPA tariff amounts previously paid, although the timing and administration of any potential IEEPA tariff refunds is unknown and may be subject to further legal and regulatory developments. Subsequent to the U.S. Supreme Court’s ruling, an executive order was issued imposing a new global tariff, in addition to any existing non-IEEPA tariffs. The outlook on further trade policy actions, including trade agreements and potential retaliatory tariffs is unclear. These tariffs and other potential trade disputes could pose a risk to our business that could affect our revenue and cost of sourcing our merchandise. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as further changes to the U.S. government tariff policies, negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of merchandise, and our buying organization’s ability to execute our merchandise sourcing model to offset the effects of the tariffs. Further, actions we take to adapt to new tariffs or trade restrictions may increase risk or may cause us to modify our operations, which could be time-consuming and expensive; impact pricing of our merchandise, which could impact our sales, profitability, and our reputation as a value retailer; or cause us to forgo business opportunities.
Changes in economic conditions, on a global level or in particular markets, may adversely affect our sources of liquidity and costs of capital and increase our financial exposure, and our strategies for managing these financial risks may not be effective or sufficient.
Global financial markets can experience volatility, disruption and credit contraction, which could adversely affect global economic conditions. On occasion, we borrow money to finance our activities, and if financing were not available to us in adequate amounts and on appropriate terms when needed, that could adversely affect our financial performance. Changes in the capital and credit markets and general market disruptions, such as prolonged volatility or significant disruption of global financial markets relating to the financial and regulatory environment; interest rate fluctuations; geopolitical conflict; and disruptions impacting traditional banking, have in the past increased and may continue to increase the cost of financing or may restrict our access to potential sources of liquidity on acceptable terms or at all, and impede our ability to comply with debt covenants. In addition, changes in economic conditions could adversely affect plan asset values and investment performance and increase our pension liabilities, expenses and funding requirements and other related financial exposure with respect to company-sponsored and multiemployer pension plans. We rely on banks and other financial institutions to safeguard and allow ready access to assets such as cash and cash equivalents. Our continued access to liquidity sources on favorable terms also depends on factors such as our operating performance and maintaining strong credit ratings. Our strategies for managing these financial risks and exposures may not be effective or sufficient or may expose us to risk.

Our results may be adversely affected by severe or unseasonable adverse weather, serious disruptions, catastrophic events or public health crises.
Natural or other disasters, such as hurricanes, tornadoes, floods, wildfires, earthquakes and other extreme weather; climate conditions, which have continued to increase in severity and frequency; public health issues, such as pandemics and epidemics (such as the COVID-19 pandemic); fires or explosions; acts of war or conflict (such as the ongoing Russia-Ukraine conflict, the ongoing conflict in the Middle East and shipping disruptions in the Red Sea and surrounding waterways); domestic or foreign terrorism or other acts of violence (including riots or active shooter situations); or cyberterrorism, nation-state cyber-attacks, or other cyber events could disrupt our operations and/or have an adverse effect on our results of operations and financial condition in a number of ways. These effects could include causing injury or serious harm to our Associates or customers; severely damaging or destroying one or more of our stores, distribution facilities, or office facilities; or disrupting the operations of, or requiring the closure of, third-party service providers, one or more of our vendors or parts of our supply chain located in the affected areas.
Day-to-day operations, including our ability to receive products from our vendors or third-party service providers or to transport products to our stores or to our e-commerce customers could be adversely affected, transportation to and from our stores (by customers or Associates) could be limited, or we could temporarily close stores or facilities within our distribution network in the affected areas or in areas served by affected facilities for a short or extended period of time.
Government regulations and responses to such events or conditions could affect our operations or result in material expenses relating to compliance. Our business continuity and disaster recovery plans may not be adequate to address all potential scenarios, particularly those involving disruptions of unprecedented scope, severity, or duration. Our ability to recover from a significant disruption may depend on factors beyond our control, including the availability of transportation, utilities, labor, and third-party services in the affected areas. Adverse or unseasonable weather, such as storms, severe cold or heat or unseasonable temperatures (even if not extreme), which could increase in both frequency and severity over time, may also affect customers’ buying patterns and willingness to shop at all or in certain categories we offer, particularly in apparel, products viewed as contributing to deforestation or biodiversity loss, or seasonal merchandise, and may affect our ability to source products containing raw materials whose yield is affected by adverse weather, which could impact our sales, customer satisfaction with our stores, and our markdowns, adversely affecting our business.
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
Energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline. An increase in the price of oil increases our transportation costs for distribution, utility costs for our retail stores and costs to purchase our products from vendors. Although we typically enter into derivative instruments designed to manage a portion of our transportation costs (a hedging strategy), any such strategy may not be effective or sufficient and could result in increased operating costs. Increased global and U.S. regulation related to environmental costs, including cap and trade, carbon taxes or other emissions management systems could also adversely affect our costs of doing business, including utility, transportation and logistics costs. Shortages or disruptions, including from increased demand, geopolitical conflicts and other factors, impacting transportation within our supply chain, also negatively impact our cost of business and cause costs to fluctuate in ways we may not be able to anticipate. For example, in recent years, increased freight costs related to labor, equipment and capacity shortages involving freight hauling, increased interest rates and other factors, had an adverse impact on our margins. Geopolitical events have in the past and may again impact fuel resources and operations of third parties along our supply chain such that our inventory flow and financial performance is negatively impacted. Similarly, other commodity prices can fluctuate dramatically. Commodity price increases can impact the cost of merchandise, which could adversely affect our performance through potentially reduced consumer demand or reduced margins.

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
We are subject to national, state, provincial, regional and local laws, rules, regulations, mandates, accounting standards, principles and interpretations, as well as government orders in various countries in which we operate that collectively affect multiple aspects of our business. We are also subject to new and changing laws, rules and regulations, mandates, evolving interpretations of existing laws by judicial and regulatory authorities, changes in accounting standards, principles or interpretations and reforms in jurisdictions where we do business. These requirements, current or changing, could adversely affect our operating results and may affect our operations, and include those involving:
–labor and employment practices, including pay and benefits, worker classification, work authorization, and labor unions and works councils;
–import/export, supply chain, social compliance, and trade restrictions and logistics, including resulting from changes to requirements or policies from the Uyghur Forced Labor Prevention Act, the Countering America’s Adversaries Through Sanctions Act and the continuation of widespread sanctions as a result of the ongoing Russia-Ukraine conflict;
–climate change, energy, waste, deforestation, biodiversity, chemicals management and water;
–consumer protection, product safety and product compliance;
–marketing;
–financial regulations and reporting, including various climate-related financial disclosure regulations;
–tax;
–cybersecurity, data protection and privacy;
–artificial intelligence;
–internet regulations, including e-commerce, electronic communications and privacy;
–protection of intellectual property rights;
–health, welfare and safety requirements; and
–compliance with governmental assistance programs.

Complying with applicable laws, rules, regulations, standards, interpretations, orders and our own internal policies may require us to spend additional time and resources to develop and implement new policies, procedures and other controls, consolidate and report additional data, conduct audits, train Associates and third parties on our compliance methods, or take other actions, particularly as we continue to grow globally and enter new markets, countries, or product categories and affect our operations including where, what, and how we source and how we allocate what we buy, any of which could adversely impact our results. Particularly in a dynamic regulatory environment, anticipated changes to laws and regulations have required, and are expected to continue to require, us to invest in compliance efforts or otherwise expend resources before changes are certain. There have been and continue to be changes to federal policy and the federal government in the U.S., which have impacted, and may continue to impact, among other things, the U.S. and global economy, international trade relations, unemployment, immigration, healthcare, taxation, and the U.S. regulatory environment.
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
We are involved in, and may in the future become involved in additional, legal proceedings, regulatory reviews, audits and other legal matters. These may involve inquiries, investigations, lawsuits and other proceedings by local, provincial, state and national governmental entities (in the U.S. and other countries) and private plaintiffs, including with respect to employment and employee benefits (such as classification, employment rights, discrimination, wage and hour, retirement, health and other benefits, retaliation, work authorization and pay transparency); whistleblower claims; harassment claims; tax; securities; disclosure; real estate; environmental matters; hazardous materials and hazardous waste; torts; business practices; consumer protection; potential tariff refunds; privacy/cybersecurity; product safety and compliance; advertising; and intellectual property. There continue to be employment-related and consumer protection lawsuits, including putative class actions, in the United States, and we are subject to these types of suits. We cannot predict the results of legal and regulatory proceedings with certainty, and actual results may differ from any reserves we establish estimating the probable outcome. Regardless of merit or outcome, these proceedings can be both time-consuming and disruptive to our operations and may cause reputational harm as well as significant expense and diversion of management attention. Legal, regulatory and other proceedings could expose us to significant defense costs, fines, penalties and liability to private parties and governmental entities for monetary recoveries and other amounts and attorneys’ fees and/or require us to change aspects of our operations, any of which could have a material adverse effect on our business and results of operations.
Quality, safety or other issues with merchandise we buy and sell could impact our reputation, sales and financial results.
Various governmental authorities in the jurisdictions where we do business regulate the quality and safety of the merchandise we import, transport and sell to consumers. Regulations and standards in this area, including federal laws and regulations enforced by the U.S. Consumer Product Safety Commission (such as the Consumer Product Safety Improvement Act of 2008) and the U.S. Food and Drug Administration (such as the U.S. Food Safety Modernization Act), state laws and regulations like California’s Proposition 65 and similar obligations in other countries in which we operate, impose restrictions and requirements on the merchandise we buy and sell. These requirements change from time to time, and new national, state, provincial or local regulations in the U.S. and other countries that may affect our business are contemplated and enacted with some regularity. We rely on our vendors to provide quality merchandise that complies with applicable laws and regulations and our vendor code of conduct. However, our vendors have not always complied with such obligations. If we, our vendors, or other third parties performing services on our behalf are unable or fail to comply with regulatory requirements on a timely basis or at all, or to adequately monitor new regulations that may apply to existing or new merchandise categories or in new geographies, or if we sell non-compliant, unsafe, or previously recalled products, we could have to conduct product recalls, incur significant fines or penalties for non-compliance with applicable laws and regulations and have to curtail some aspects of our sales or operations, any of which could have an adverse effect on our financial results. Allegations of non-compliance with applicable laws and regulations could, and in certain instances in the past have, exposed us to litigation or governmental enforcement action. Although our arrangements with our vendors frequently provide for indemnification for product liabilities, the vendors may fail to honor these obligations to an extent we consider sufficient or at all. In certain circumstances, we may bear some responsibility for compliance with applicable product safety laws, labeling requirements and other applicable laws and regulations. In addition, failure to comply with, or the perception that we have failed to comply with, other social compliance, product, labor and/or environmental standards or monitoring practices, all of which continue to evolve, related to the products we sell could subject us to reputational harm and impact our financial results.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 1C. Cybersecurity
Risk Management and Strategy
As a global retailer, we are mindful of the ongoing risks to our IT systems and operations from various sources and have implemented processes to monitor and mitigate these risks. We have adopted a cybersecurity program designed to identify, assess, and manage material risks from cybersecurity threats and have integrated cybersecurity risk into our broader enterprise risk management framework. We incorporate periodic third-party assessments into our risk management program, leveraging appropriate benchmarks and recognized standards and frameworks that are relevant to our business (such as the NIST Cybersecurity Framework), and we periodically self-assess various functional areas of our organization.
We use a variety of strategies and techniques designed to identify cybersecurity risks and reduce the risk of unauthorized access to our organization’s confidential information (including customer, vendor, and Associate data) and critical business systems. This approach includes various assessment activities (e.g. threat actor emulation and penetration testing), tabletop exercises, a vulnerability management program, tools designed to monitor our networks, systems, and data for suspicious activity, security awareness and training activities (e.g. simulated phishing campaigns and specialized training for cybersecurity personnel), encryption of certain types of information, and certain controls governing access to TJX facilities and systems, among other threat- and risk-based safeguards. The scope and level of our risk-based initiatives in these areas varies across functions and across the business.
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
Within our Cybersecurity department, our Security Operations Center provides threat detection and incident response capabilities. We also have an incident response plan which includes processes to investigate, contain, escalate, and remediate potential cybersecurity incidents as well as to comply with potentially applicable legal obligations and mitigate reputational harm. We periodically test this plan through tabletop exercises with relevant stakeholders across various functions of our business, including members of senior management. In the event that a cybersecurity incident is determined to be potentially material, we will assess materiality and, as appropriate, disclose such incident in accordance with applicable regulatory requirements.

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
Management’s Role in Managing Risk
Our information security program is overseen by our CISO, who has over thirty-five years of cybersecurity, information governance, and IT experience in critical infrastructure, private industry, and government. Our CISO reports to our CIO, who has more than thirty years of global information technology leadership experience. Our CISO is informed about and monitors the prevention, detection and mitigation of cybersecurity threats through his management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan.
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

STORE LOCATIONS
Stores were operated in the following locations at the end of fiscal 2026. Counts include both banners within a combo or a superstore:

United States	Marmaxx(a)	Sierra	HomeGoods(a)	Total
Alabama	41	—	12	53
Arizona	44	1	19	64
Arkansas	19	—	6	25
California	273	3	110	386
Colorado	29	10	12	51
Connecticut	53	1	21	75
Delaware	9	—	7	16
District of Columbia	5	—	—	5
Florida	212	—	95	307
Georgia	97	1	36	134
Hawaii	8	—	—	8
Idaho	9	3	3	15
Illinois	103	10	36	149
Indiana	48	4	13	65
Iowa	20	5	8	33
Kansas	20	3	8	31
Kentucky	33	3	7	43
Louisiana	31	—	10	41
Maine	13	1	5	19
Maryland	55	1	26	82
Massachusetts	107	3	41	151
Michigan	77	8	24	109
Minnesota	36	10	16	62
Mississippi	21	—	7	28
Missouri	40	2	14	56
Montana	6	3	2	11
Nebraska	12	2	6	20
Nevada	22	1	7	30
New Hampshire	28	7	15	50
New Jersey	91	4	55	150
New Mexico	15	1	4	20
New York	170	8	67	245
North Carolina	71	1	33	105
North Dakota	7	2	4	13
Ohio	91	6	29	126
Oklahoma	21	—	7	28
Oregon	29	3	10	42
Pennsylvania	104	4	39	147
Puerto Rico	31	—	6	37
Rhode Island	12	—	6	18
South Carolina	36	3	18	57
South Dakota	7	—	1	8
Tennessee	56	1	20	77
Texas	183	2	83	268
Utah	21	7	11	39
Vermont	9	1	1	11
Virginia	74	4	40	118
Washington	43	4	19	66
West Virginia	11	—	5	16
Wisconsin	45	10	18	73
Wyoming	5	2	—	7
Total stores	2,603	145	1,042	3,790
(a)Marmaxx operates TJ Maxx and Marshalls. HomeGoods operates HomeGoods and Homesense.

Canada	Winners	HomeSense	Marshalls	Total
Alberta	45	22	20	87
British Columbia	44	23	10	77
Manitoba	10	5	5	20
New Brunswick	4	3	4	11
Newfoundland	3	2	2	7
Nova Scotia	11	5	2	18
Ontario	132	74	50	256
Prince Edward Island	1	1	—	2
Quebec	59	23	15	97
Saskatchewan	7	4	3	14
Total stores	316	162	111	589

Europe	TK Maxx	Homesense	Total
United Kingdom	357	72	429
Republic of Ireland	27	2	29
Germany	191	—	191
Poland	57	—	57
Austria	22	—	22
The Netherlands	19	—	19
Total stores	673	74	747

Australia	TK Maxx
Australian Capital Territory	3
New South Wales	28
Queensland	26
Victoria	23
South Australia	5
Western Australia	2
Tasmania	1
Total stores	88
DISTRIBUTION CENTERS
The following is a summary of our primary owned and leased distribution and fulfillment centers as of January 31, 2026. Square footage information for the distribution and fulfillment centers represents total “ground cover” of the facility.

	Owned		Leased		Total
Square footage in millions	Sq/ft	Count	Sq/ft	Count	Sq/ft	Count
Marmaxx	10	9	6	10	16	19
HomeGoods	5	6	0	1	5	7
Sierra	1	1	1	1	2	2
TJX Canada	—	—	3	5	3	5
TJX International	1	1	4	9	5	10
Total	17	17	14	26	31	43
OFFICE SPACE
TJX has corporate headquarters in Massachusetts which consists of both owned and leased space. Additionally, we own and lease additional office space throughout the United States and in various countries. As of January 31, 2026, TJX owned and leased a combined 3.7 million square feet of office space, primarily within the United States. Square footage information for office space represents total space owned or leased.

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
The approximate number of common shareholders of record at January 31, 2026 was 1,695.

INFORMATION ON SHARE REPURCHASES
The number of shares of common stock repurchased by TJX during the fourth quarter of fiscal 2026 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
November 2, 2025 through November 29, 2025	882,442	$147.43	882,442	$1,723,450,374
November 30, 2025 through January 3 2026	2,328,557	$154.51	2,328,557	$1,363,655,394
January 4, 2026 through January 31, 2026	1,906,691	$154.09	1,906,691	$4,069,854,572
Total	5,117,690		5,117,690
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2026, we announced that our Board of Directors had approved a new stock repurchase program that authorized the repurchase of up to an additional $3 billion of our common stock from time to time. Under this program and previously announced programs, we had approximately $4.1 billion available for repurchase as of January 31, 2026.

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
The discussion that follows relates to our 52-week fiscal year ended January 31, 2026 (fiscal 2026) and our 52-week fiscal year ended February 1, 2025 (fiscal 2025) and our 52-week fiscal year ended January 30, 2027 (fiscal 2027).
The following is a discussion of our consolidated operating results, followed by a discussion of our segment operating results. Discussions of fiscal 2024 items and year-to-year comparisons between fiscal 2025 and fiscal 2024 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our annual report on Form 10-K for the fiscal year ended February 1, 2025.
OVERVIEW
We are the leading off-price apparel and home fashions retailer in the U.S. and worldwide. Our mission is to deliver great value to our customers every day. We do this by selling a rapidly changing assortment of apparel, home fashions and other merchandise at prices generally 20% to 60% below full-price retailers’ (including department, specialty, and major online retailers) regular prices on comparable merchandise, every day through our stores and six e-commerce sites. We operate over 5,200 stores through our four segments: in the U.S., Marmaxx (which operates TJ Maxx, Marshalls, tjmaxx.com and marshalls.com) and HomeGoods (which operates HomeGoods and Homesense); TJX Canada (which operates Winners, HomeSense and Marshalls in Canada); and TJX International (which operates TK Maxx, Homesense, tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe, and TK Maxx in Australia). In addition to our four segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
RESULTS OF OPERATIONS
Highlights of our financial performance for fiscal 2026 include the following:
–Net sales increased 7% to $60.4 billion for fiscal 2026 versus $56.4 billion for fiscal 2025. As of January 31, 2026, both the number of stores in operation and the selling square footage increased approximately 3% compared to the end of fiscal 2025.
–Consolidated comp sales increased 5% in fiscal 2026. See Net Sales below for the definition of comp sales.
–Diluted earnings per share were $4.87 for fiscal 2026, compared to $4.26 for fiscal 2025.
–Pre-tax profit margin (the ratio of pre-tax income to net sales) for fiscal 2026 was 12.1%. This was a 0.6 percentage point increase compared to 11.5% for fiscal 2025.
–Our cost of sales, including buying and occupancy costs, ratio for fiscal 2026 was 69.0%, a 0.4 percentage point decrease compared to 69.4% for fiscal 2025.
–Our selling, general and administrative (“SG&A”) expense ratio for fiscal 2026 was 19.1%, a 0.3 percentage point decrease compared to 19.4% for fiscal 2025.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites, were up 10% at the end of fiscal 2026 as compared to the prior year. Starting in the first quarter of fiscal 2026, Sierra stores are included in the consolidated average per store inventories.
–During fiscal 2026, we returned $4.3 billion to our shareholders through share repurchases and dividends. A dividend of $0.425 per share was declared in the fourth quarter of fiscal 2026 and paid in March 2026.

Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales.

	Percentage of Net Sales
	Fiscal 2026	Fiscal 2025
Net sales	100.0%	100.0%
Cost of sales, including buying and occupancy costs	69.0	69.4
Selling, general and administrative expenses	19.1	19.4
Interest (income) expense, net	(0.2)	(0.3)
Income before income taxes*	12.1%	11.5%
*Figures may not foot due to rounding.
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
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). This ruling may allow for the recovery of IEEPA tariff amounts previously paid. The ruling leaves uncertainties regarding the timing and administration of any potential IEEPA tariff refunds by the U.S. government, and may be subject to further legal and regulatory developments. Following the U.S. Supreme Court ruling, an executive order was issued imposing a new global tariff, in addition to any existing non-IEEPA tariffs.
The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business, including potential IEEPA tariff refunds, continues to be uncertain. Our buying organization’s ability to execute our merchandise sourcing model to offset the effects of the tariffs is a key factor. However, the overall impact depends on a range of factors, including trade negotiations between the U.S. and other countries, responses of other countries, judicial review, exceptions that could be granted and cost of alternative sources of merchandise.
Uncertainty remains regarding the continued impact on our direct imports, indirect imports, vendor and competitor pricing, consumer demand, tariff pass-throughs and retaliatory tariffs. We will continue to closely monitor developments related to tariffs and evaluate any updates for their potential impact on our business and financial condition.
Litigation Settlement Related to Credit Card Interchange Fees and Related Expenses
During the fourth quarter of fiscal 2026, we entered into a settlement agreement to resolve litigation related to credit card interchange fees in which we were a plaintiff. The settlement resulted in a gain of $419 million, net of $51 million of legal expenses, which was recognized within SG&A expenses. We incurred additional non-recurring settlement-related expenses that consisted of $116 million related to a portion of incentive compensation expense globally and $82 million related to a discretionary bonus for eligible non-bonus plan Associates globally. The gain from the litigation settlement benefitted the segment profit of our U.S. segments and the related expenses impacted the segment profit of each of our segments.
Net Sales
Net sales for fiscal 2026 totaled $60.4 billion, a 7% increase versus net sales of $56.4 billion for fiscal 2025. The increase includes a 5% increase in comp sales, a 2% increase from non-comp sales, and a neutral impact from foreign currency exchange rates. Net sales from our e-commerce sites combined amounted to approximately 2% of total sales for both fiscal 2026 and fiscal 2025.
Comp sales increased 5% for fiscal 2026 and increased 4% for fiscal 2025. Comp sales for fiscal 2026 were driven by a higher average basket and an increase in customer transactions. Both home comp sales growth (as defined below) and apparel comp sales growth (as defined below) generally performed in line with the overall comp sales increase for fiscal 2026.
As of January 31, 2026, both our store count and selling square footage increased approximately 3% compared to the same period last year.

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
Revenues by Geography
The percentages of our consolidated revenues by geography for the last two fiscal years are as follows:

	Fiscal 2026	Fiscal 2025
United States:
Northeast	21%	21%
Midwest	13	13
South (including Puerto Rico)	28	28
West	16	16
Total United States	78%	78%
Canada	9	9
Europe	12	12
Australia	1	1
Total TJX	100%	100%
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 69.0% for fiscal 2026, a decrease of 0.4 percentage points compared to 69.4% of net sales for fiscal 2025.
The decrease in the cost of sales ratio, including buying and occupancy costs, was due to favorable merchandise margin and expense leverage on higher comp sales. Merchandise margin reflects lower freight costs and lower inventory shrink expense.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, was 19.1% for fiscal 2026, a decrease of 0.3 percentage points compared to 19.4% for fiscal 2025.
The decrease in SG&A ratio for fiscal 2026 was due to a net benefit from the credit card interchange fees litigation settlement and related expenses.
Interest (Income) Expense, net
The components of interest (income) expense, net for the last two fiscal years are summarized below:

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025
Interest expense	$79	$78
Capitalized interest	(5)	(2)
Interest (income)	(195)	(257)
Interest (income) expense, net	$(121)	$(181)
Interest (income) expense, net decreased for fiscal 2026 compared to fiscal 2025 due to a decrease in interest income driven primarily by a decrease in prevailing rates.

Provision for Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, making permanent certain expiring provisions of the Tax Cuts and Jobs Act, including 100% accelerated depreciation deductions on qualified property and immediate expensing of domestic research and development costs, as well as modifying some of the international tax rules. These changes have not had a material impact on our income tax provision but have resulted in a reduction of our current year U.S. cash tax obligations, and we are continuing to evaluate the potential impact of the provisions that are expected to be effective in future fiscal years.
A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime (Pillar Two) with effect from January 1, 2024. A comprehensive Side-by-Side Package was released in January 2026, introducing additional safe harbors and options for companies headquartered in jurisdictions with a qualified Side-by-Side regime. Member countries must enact local legislation or update existing regulations to adopt and incorporate the Pillar Two Side-by-Side Package. We continue to evaluate the impacts of proposed and enacted legislation for the jurisdictions in which we operate.
The effective income tax rate was 24.7% for fiscal 2026 and 25.0% for fiscal 2025. The decrease in the fiscal 2026 effective income tax rate is primarily due to a benefit from the acquisition of federal tax credits.
Net Income and Diluted Earnings Per Share
Net income was $5.5 billion in fiscal 2026 compared to $4.9 billion in fiscal 2025. Diluted earnings per share in fiscal 2026 were $4.87 compared to $4.26 in fiscal 2025. The credit card interchange fees litigation settlement and related expenses resulted in a net benefit of $0.14 on diluted earnings per share in fiscal 2026. Foreign currency had a $0.01 negative impact on diluted earnings per share in fiscal 2026 compared to a $0.01 positive impact on diluted earnings per share in fiscal 2025.
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

U.S. SEGMENTS
Marmaxx

	Fiscal Year Ended
U.S. dollars in millions	January 31, 2026	February 1, 2025
Net sales	$36,585	$34,604
Segment profit	$5,528	$4,895
Segment profit margin	15.1%	14.1%
Comp sales	4%	4%
Stores in operation at end of period:
TJ Maxx	1,348	1,333
Marshalls	1,255	1,230
Sierra	145	117
Total	2,748	2,680
Selling square footage at end of period (in millions):
TJ Maxx	30	30
Marshalls	28	27
Sierra	2	1
Total	60	58
Net Sales
Net sales for Marmaxx were $36.6 billion for fiscal 2026, an increase of 6% compared to $34.6 billion for fiscal 2025. The increase in net sales reflects a 4% increase from comp sales and a 2% increase from non-comp sales.
The increase in comp sales for fiscal 2026 was driven by a higher average basket and an increase in customer transactions. Both apparel comp sales growth and home comp sales growth generally performed in line with the overall comp sales increase for fiscal 2026. Geographically, comp sales growth was strongest in the South region.
Segment Profit Margin
Segment profit margin increased to 15.1% for fiscal 2026 compared to a segment profit margin of 14.1% for fiscal 2025. The increase in segment profit margin was primarily driven by a net benefit from the credit card interchange fees litigation settlement and related expenses as well as favorable merchandise margin. Merchandise margin reflects lower inventory shrink expense and lower freight costs partially offset by higher markdowns.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented approximately 2% of Marmaxx’s net sales for fiscal 2026 and fiscal 2025, and did not have a significant impact on year-over-year segment margin comparisons.
In fiscal 2027, we expect to open 45 Marmaxx net new stores and 24 new Sierra stores, which would increase selling square footage by approximately 2%.

HomeGoods

	Fiscal Year Ended
U.S. dollars in millions	January 31, 2026	February 1, 2025
Net sales	$10,172	$9,386
Segment profit	$1,246	$1,021
Segment profit margin	12.2%	10.9%
Comp sales	5%	4%
Stores in operation at end of period:
HomeGoods	963	943
Homesense	79	72
Total	1,042	1,015
Selling square footage at end of period (in millions):
HomeGoods	18	17
Homesense	2	2
Total	20	19
Net Sales
Net sales for HomeGoods were $10.2 billion for fiscal 2026, an increase of 8%, compared to $9.4 billion for fiscal 2025. The increase in net sales reflects a 5% increase from comp sales and a 3% increase from non-comp sales.
The increase in comp sales for fiscal 2026 was driven by a higher average basket and an increase in customer transactions. Geographically, comp sales growth was strongest in the West, South and Midwest regions.
Segment Profit Margin
Segment profit margin increased to 12.2% for fiscal 2026 compared to a segment profit margin of 10.9% for fiscal 2025. The increase in segment profit margin for fiscal 2026 was driven by favorable merchandise margin, expense leverage on higher comp sales, lower supply chain and store costs and a net benefit from the credit card interchange fees litigation settlement and related expenses. Merchandise margin reflects lower freight costs and lower markdowns.
In fiscal 2027, we expect to open 24 new HomeGoods stores and 11 new Homesense stores, which would increase selling square footage by approximately 4%.

FOREIGN SEGMENTS
TJX Canada

	Fiscal Year Ended
U.S. dollars in millions	January 31, 2026	February 1, 2025
Net sales	$5,629	$5,189
Segment profit	$757	$703
Segment profit margin	13.4%	13.5%
Comp sales	7%	5%
Stores in operation at end of period:
Winners	316	307
HomeSense	162	160
Marshalls	111	109
Total	589	576
Selling square footage at end of period (in millions):
Winners	7	7
HomeSense	3	3
Marshalls	2	2
Total	12	12
Net Sales
Net sales for TJX Canada were $5.6 billion for fiscal 2026, an increase of 8% compared to $5.2 billion for fiscal 2025. The increase in net sales reflects a 7% increase in comp sales and a 2% increase in non-comp sales, partially offset by a negative foreign currency exchange rate impact of 1%. The increase in comp sales was driven by an increase in customer transactions and a higher average basket.
Segment Profit Margin
Segment profit margin decreased to 13.4% for fiscal 2026 compared to a segment profit margin of 13.5% for fiscal 2025. The decrease for fiscal 2026 was primarily driven by expenses related to the credit card interchange fees litigation settlement and lower merchandise margin. These costs were mostly offset by expense leverage on higher comp sales. Merchandise margin reflects higher markon, which was more than offset by the negative impact of transactional foreign exchange on the cost of merchandise.
In fiscal 2027, we expect to open 13 new stores in Canada, which would increase selling square footage by approximately 3%.

TJX International

	Fiscal Year Ended
U.S. dollars in millions	January 31, 2026	February 1, 2025
Net sales	$7,986	$7,181
Segment profit	$558	$422
Segment profit margin	7.0%	5.9%
Comp sales	4%	4%
Stores in operation at end of period:
TK Maxx (Europe)	673	655
Homesense (Europe)	74	75
TK Maxx (Australia)	88	84
Total	835	814
Selling square footage at end of period (in millions):
TK Maxx (Europe)	13	13
Homesense (Europe)	1	1
TK Maxx (Australia)	1	1
Total	15	15
Net Sales
Net sales for TJX International were $8 billion for fiscal 2026, an increase of 11% compared to $7.2 billion for fiscal 2025. The increase in net sales reflects a positive foreign currency exchange rate impact of 5%, a 4% increase in comp sales and a 2% increase from non-comp sales. The increase in comp sales was driven by an increase in customer transactions.
E-commerce sales represented approximately 3% of TJX International’s net sales for both fiscal 2026 and fiscal 2025.
Segment Profit Margin
Segment profit margin increased to 7.0% for fiscal 2026 compared to a segment profit margin of 5.9% for fiscal 2025. This increase was primarily due to higher merchandise margin, favorable store occupancy costs and lower administrative costs, partially offset by expenses related to the credit card interchange fees litigation settlement. Merchandise margin reflects higher markon.
In fiscal 2027, we expect to open 19 net new stores in Europe and 10 new stores in Australia, which would increase selling square footage by approximately 3%.
GENERAL CORPORATE EXPENSE

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025
General corporate expense	$911	$739
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The increase in general corporate expense for fiscal 2026 was primarily driven by higher administrative costs, the unfavorable year-over-year impacts related to the mark-to-market adjustments on inventory hedges, expenses related to the credit card interchange fees litigation settlement and contributions to our charitable foundations.

ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of January 31, 2026, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended January 31, 2026, are adequate to meet our operating needs for the foreseeable future. Our 2.25% ten-year Notes due September 2026 will mature during our third quarter of fiscal 2027 and are included within our current maturities of long-term debt. For further information, see Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
As of January 31, 2026, we held $6.2 billion in cash. Approximately $2 billion of our cash was held by our foreign subsidiaries with $1.5 billion held in countries where we have indefinitely reinvested the undistributed earnings and are evaluating this assertion with regard to future earnings of certain foreign subsidiaries. We have provided for and recorded a deferred tax liability for all applicable taxes on undistributed earnings of our foreign subsidiaries that are not indefinitely reinvested through January 31, 2026. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.

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
Operating Activities
Net cash provided by operating activities was $6.9 billion in fiscal 2026 and $6.1 billion in fiscal 2025. Our operating cash flows increased by $758 million compared to fiscal 2025 primarily due to an increase in net income and an increase in accrued expenses reflecting higher incentive compensation costs. This was partially offset by an increase in merchandise inventories net of accounts payable.
Investing Activities
Investing activities resulted in net cash outflows of $2 billion in fiscal 2026 and $2.5 billion in fiscal 2025. The cash outflows for both periods were primarily driven by capital expenditures. In addition, fiscal 2025 cash outflows include the purchase of our equity method investments related to our joint venture with Grupo Axo and a minority ownership position in BFL.
Net cash used in investing activities include capital expenditures for the last two fiscal years as set forth in the table below:

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025
New stores	$185	$176
Store renovations and improvements	921	788
Office and distribution centers	851	954
Total capital expenditures	$1,957	$1,918
We expect our capital expenditures in fiscal 2027 will be in the range of approximately $2.2 billion to $2.3 billion to support growth, including approximately $1 billion for store renovations, approximately $992 million for our offices and distribution centers (including information technology systems) and approximately $222 million for new stores. We plan to fund these expenditures with our existing cash balances and through internally generated funds.
Financing Activities
Net cash used in financing activities resulted in net cash outflows of $4.1 billion in fiscal 2026 compared to net cash outflows of $3.8 billion in fiscal 2025. The cash outflows for both periods were primarily driven by equity repurchases and dividend payments.

Equity
Under our stock repurchase program, we paid $2.5 billion to repurchase and retire 18.5 million shares of our stock in fiscal 2026. We paid $2.5 billion to repurchase and retire 22.3 million shares of our stock in fiscal 2025.
In February 2026, we announced that in January 2026 our Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3 billion of our common stock from time to time. We currently plan to repurchase approximately $2.5 billion to $2.75 billion of stock under our stock repurchase programs in fiscal 2027. We determine the timing and amount of repurchases based on our assessment of various factors including excess cash flow, liquidity, economic and market conditions, our assessment of prospects for our business, legal requirements, and other factors. The timing and amount of these purchases may change. As of January 31, 2026, approximately $4.1 billion remained available under our existing stock repurchase programs. For further information regarding equity repurchases, see Note D—Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
Dividends
We declared quarterly dividends on our common stock which totaled $1.70 per share in fiscal 2026 and $1.50 per share in fiscal 2025. Cash payments for dividends on our common stock totaled $1.8 billion for fiscal 2026 and $1.6 billion for fiscal 2025. We expect to pay quarterly dividends for fiscal 2027 of $0.48 per share, or an annual dividend of $1.92 per share, subject to the declaration and approval by our Board of Directors. This would represent a 13% increase over the per share dividends declared and paid in fiscal 2026.
Contractual Obligations
See the descriptions of our financing arrangements, commitments and contingencies, and contractual obligations outlined below and within the following Notes to Consolidated Financial Statements.
–See Note J—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements for future payments under long-term debt arrangements (including current installments).
–See Note L—Leases of Notes to Consolidated Financial Statements. Operating lease liabilities exclude legally binding minimum lease payments for approximately 180 leases signed but not yet commenced and include options to extend lease terms that are now deemed reasonably certain of being exercised according to our Lease Accounting Policy. The balances do not include variable costs for insurance, real estate taxes, other operating expenses and, in some cases, rent payments based on a percentage of sales; these items totaled approximately one-third of the total minimum rent for fiscal 2026.
–See Note M—Accrued Expenses and Other Liabilities, Current and Long-Term of Notes to Consolidated Financial Statements for long-term liabilities for which it is not reasonably possible for us to predict when they may be paid, which includes $835 million for employee compensation and benefits and $229 million for uncertain tax positions.
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

Reserves for Uncertain Tax Positions
Our income and other tax returns and reports are regularly audited by federal, state and local tax authorities in the United States and in foreign jurisdictions where we operate, and such authorities may challenge positions we take. We are engaged in various administrative and judicial proceedings in multiple jurisdictions with respect to assessments, claims, deficiencies and refunds and other tax matters, which proceedings are in various stages of negotiation, assessment, examination, litigation and settlement. The outcomes of these proceedings are uncertain. In accordance with GAAP, we evaluate our uncertain tax positions based on our understanding of the facts, circumstances and information available at the reporting date, and we accrue for exposure when we believe that it is more likely than not, based on the technical merits, that the positions we have taken will not be sustained. We adjust our unrecognized tax liability or benefit and income tax expense in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position, or when new information becomes available.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
FOREIGN CURRENCY EXCHANGE RISK
We are exposed to foreign currency exchange rate risk on the translation of our foreign operations into the U.S. dollar and on purchases of goods in currencies that are not the local currencies where the goods are sold and on intercompany debt and interest payable between and among our domestic and international operations. Our currency risk primarily relates to our activity in the Canadian dollar, British pound and Euro. As more fully described in Note E—Financial Instruments of Notes to Consolidated Financial Statements, we use derivative financial instruments to hedge a portion of certain merchandise purchase commitments, primarily at our international operations, and a portion of our intercompany transactions with and within our international operations. We enter into derivative contracts only for the purpose of hedging the underlying economic exposure. We utilize currency forward and swap contracts, designed to offset the gains or losses on the underlying exposures. The contracts are executed with banks we believe are creditworthy and are denominated in currencies of major industrial countries. Our foreign exchange risk management policy prohibits us from using derivative financial instruments for trading or other speculative purposes and we do not use any leveraged derivative financial instruments. We have performed a sensitivity analysis assuming a hypothetical 10% movement in the translation of our foreign operations into our reporting currency. The analysis indicated a potential impact of approximately $132 million on our pre-tax income in fiscal 2026 and approximately $112 million in fiscal 2025.

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
(b) Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2026 identified in connection with our Chief Executive Officer’s and Chief Financial Officer’s evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that its internal control over financial reporting was effective as of January 31, 2026.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited and reported on the Consolidated Financial Statements contained herein, has audited the effectiveness of our internal control over financial reporting as of January 31, 2026, and has issued an attestation report on the effectiveness of our internal controls over financial reporting included herein.
ITEM 9B. Other Information
During the fiscal quarter ended January 31, 2026, none of our directors or officers adopted, materially modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K under the Exchange Act.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information concerning our executive officers is set forth under the heading “Information about our Executive Officers” in Part I of this report. TJX will file with the Securities and Exchange Commission (SEC) a definitive proxy statement no later than 120 days after the close of its fiscal year ended January 31, 2026 (“Proxy Statement”). The other information required by this Item and not given in this Item will appear under the headings “Election of Directors,” “Corporate Governance” and “Audit and Finance Committee Report,” including in “Board Leadership and Committees,” “Governance Policies and Practices” and, if applicable, “Beneficial Ownership” in our Proxy Statement, which sections are incorporated herein by reference.
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
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will appear under the heading “Election of Directors,” including in “Independence” and under the heading “Corporate Governance,” including in “Transactions with Related Persons” in our Proxy Statement, which sections are incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services
The information required by this Item will appear under the headings “Auditor Fees,” “Pre-Approval Policies” and “Audit and Finance Committee Report” in our Proxy Statement, which sections are incorporated herein by reference.
PART IV
ITEM 15. Exhibits, Financial Statement Schedule
(a) FINANCIAL STATEMENT SCHEDULE
For a list of the consolidated financial information included herein, see Index to the Consolidated Financial Statements on page F-1.
Schedule II – Valuation and Qualifying Accounts

In millions	Balance Beginning of Period	Amounts Charged to Net Income	Write-Offs Against Reserve	Balance End of Period
Sales Return Reserve:
Fiscal Year Ended January 31, 2026	$151	$5,816	$5,817	$150
Fiscal Year Ended February 1, 2025	$150	$5,700	$5,699	$151
Fiscal Year Ended February 3, 2024	$148	$5,802	$5,800	$150

(b) EXHIBITS
Listed below are all exhibits filed as part of this report. Some exhibits are filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act.

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
3(i).1	Fifth Restated Certificate of Incorporation	10-K	3(i).1	4/3/2019
3(ii).1	By-laws as amended and restated through September 18, 2024	8-K	3.1	9/23/2024
4.01	Indenture between TJX and U.S. Bank National Association dated September 12, 2016	8-K	4.1	9/12/2016
4.02	First Supplemental Indenture dated as of September 12, 2016 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	9/12/2016
4.03	Indenture dated as of April 1, 2020 between The TJX Companies, Inc. and U.S. Bank National Association, as Trustee	8-K	4.1	4/1/2020
4.04	Third Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.4	4/1/2020
4.05	Fourth Supplemental Indenture, dated as of April 1, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.5	4/1/2020
4.06	Fifth Supplemental Indenture, dated as of November 30, 2020 by and between TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto.	8-K	4.1	12/3/2020
4.07	Sixth Supplemental Indenture, dated as of November 30, 2020 by and TJX and U.S. Bank National Association, as Trustee, including the form of Global Note attached as Annex A thereto	8-K	4.2	12/3/2020
4.08	Description of Registrant's Securities	10-K	4.06	3/27/2020
10.01	The Executive Severance Plan effective September 27, 2018*	10-Q	10.2	12/4/2018
10.02	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Carol Meyrowitz and TJX*	10-Q	10.3	12/4/2018
10.03	The Employment Agreement dated February 1, 2019 between Carol Meyrowitz and TJX*	10-K	10.03	4/3/2019
10.04	The Amendment to the Employment Agreement between Carol Meyrowitz and TJX effective as of January 28, 2022*	10-K	10.04	3/30/2022
10.05	The Letter Agreement dated January 31, 2025 between Carol Meyrowitz and TJX*	10-K	10.05	4/2/2025
10.06	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Ernie Herrman and TJX*	10-Q	10.4	12/4/2018
10.07	The Employment Agreement dated February 1, 2019 between Ernie Herrman and TJX*	10-K	10.05	4/3/2019
10.08	The Amendment to the Employment Agreement between Ernie Herrman and TJX effective as of January 28, 2022*	10-K	10.07	3/30/2022
10.09	The Letter Agreement dated January 31, 2025 between Ernie Herrman and TJX*	10-K	10.09	4/2/2025
10.10	The Employment Agreement dated February 2, 2018 between Kenneth Canestrari and TJX*	10-K	10.6	4/4/2018
10.11	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Kenneth Canestrari and TJX*	10-Q	10.7	12/4/2018
10.12	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of February 13, 2019*	10-K	10.16	4/3/2019
10.13	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of January 29, 2021*	10-K	10.17	3/31/2021
10.14	The Amendment to the Employment Agreement between Kenneth Canestrari and TJX effective as of February 2, 2024*	10-K	10.17	4/3/2024
10.15	The Executive Severance and Change of Control Plan effective September 19, 2022*	10-K	10.18	4/3/2024
10.16	The Offer Letter Agreement dated February 2, 2024 between John Klinger and TJX*	10-K	10.19	4/3/2024
10.17	The Obligations Agreement dated November 14, 2022 between John Klinger and TJX*	10-Q	10.6	11/29/2022
10.18	The Employment Agreement dated January 16, 2018 between Douglas Mizzi and TJX*	10-K	10.7	4/4/2018
10.19	The Executive Severance Plan Participation Agreement dated September 27, 2018 between Douglas Mizzi and TJX*	10-Q	10.8	12/4/2018
10.20	The Amendment to the Employment Agreement between Douglas Mizzi and TJX effective as of February 13, 2019*	10-K	10.19	4/3/2019

		Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.21	The Amendment to the Employment Agreement between Douglas Mizzi and TJX effective as of January 29, 2021*	10-K	10.21	3/31/2021
10.22	The Amendment to the Employment Agreement between Douglas Mizzi and TJX effective as of February 2, 2024*	10-K	10.25	4/3/2024
10.23	The Stock Incentive Plan (2022 Restatement)*	10-Q	10.1	8/26/2022
10.24	The First Amendment to the Stock Incentive Plan (2022 Restatement) effective as of January 30, 2026, filed herewith*
10.25	The Stock Incentive Plan Rules for U.K. Employees, effective as of September 19, 2022*	10-Q	10.3	11/29/2022
10.26	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 17, 2015*	10-Q	10.2	12/1/2015
10.27	The Form of Non-Qualified Stock Option Terms and Conditions granted under the Stock Incentive Plan as of September 19, 2022*	10-Q	10.2	11/29/2022
10.28	The Restricted Stock Unit Award granted under the Stock Incentive Plan on January 29, 2016 to Ernie Herrman*	10-K	10.19	3/29/2016
10.29	The Form of Performance Share Unit Award granted under the Stock Incentive Plan as of March 28, 2022*	10-Q	10.2	5/27/2022
10.30	The Form of Restricted Stock Unit Award granted under the Stock Incentive Plan as of March 28, 2022*	10-Q	10.3	5/27/2022
10.31	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan*	10-K	10.20	3/31/2015
10.32	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan as of June 7, 2016*	10-Q	10.2	8/26/2016
10.33	The Form of Deferred Stock Award for Directors granted under the Stock Incentive Plan as of January 1, 2024*	10-Q	10.1	11/29/2023
10.34	The Management Incentive Plan and Long Range Performance Incentive Plan (2013 Restatement)*	10-K	10.22	4/2/2013
10.35	The General Deferred Compensation Plan (1998 Restatement) (the GDCP) and First Amendment to the GDCP, effective January 1, 1999*	10-K	10.9	4/29/1999
10.36	The Second Amendment to the GDCP, effective January 1, 2000*	10-K	10.10	4/28/2000
10.37	The Third and Fourth Amendments to the GDCP*	10-K	10.17	3/29/2006
10.38	The Fifth Amendment to the GDCP, effective January 1, 2008*	10-K	10.17	3/31/2009
10.39	The Supplemental Executive Retirement Plan (2015 Restatement)*	10-Q	10.3	5/29/2015
10.40	The Executive Savings Plan (As Amended and Restated, Effective January 1, 2022)*	10.K	10.46	3/30/2022
10.41	The First Amendment to the Executive Savings Plan, effective April 1, 2023*	10-Q	10.1	5/26/2023
10.42	The Second Amendment to the Executive Savings Plan, effective January 1, 2024*	10-K	10.49	4/3/2024
10.43	The Trust Agreement for Executive Savings Plan dated as of January 20, 2023 between TJX and Fidelity Management Trust Company*	10-K	10.55	3/29/2023
10.44	The Form of TJX Indemnification Agreement for its executive officers and directors*(p)	10-K	10(r)	4/27/1990
10.45	2026 Revolving Credit Agreement, dated June 25, 2021, by and among the TJX Companies, Inc., the lenders from time to time party thereto, U.S. Bank National Association, as administrative agent, HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as co-syndication agents, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and Deutsche Bank Securities, Inc., as co-documentation agents	8-K	10.1	6/29/2021
10.46	First Amendment to 2026 Revolving Credit Agreement, dated as of May 8, 2023, by and among The TJX Companies, Inc., U.S. Bank National Association, as administrative agent, and each of the lenders party thereto	10-Q	10.3	5/26/2023
10.47	2028 Amended and Restated Revolving Credit Agreement, dated as of May 8, 2023, by and among The TJX Companies, Inc., U.S. Bank National Association, as administrative agent, and each of the lenders party thereto**	10-Q	10.2	5/26/2023
10.48	First Amendment to 2029 Amended and Restated Revolving Credit Agreement, dated as of May 9, 2025, among the Company, U.S. Bank, as administrative agent, the lenders party thereto, HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as co-syndication agents, and Bank of America, N.A., Deutsche Bank Securities, Inc., and JPMorgan Chase Bank, N.A., as co-documentation agents.	8-K	10.1	5/9/2025

Incorporate by Reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date
10.49	Second Amendment to 2030 Revolving Credit Agreement, dated as of May 9, 2025, among the Company, U.S. Bank, as administrative agent, swing line lender and a letter of credit issuer, the lenders party thereto, HSBC Bank USA, National Association and Wells Fargo Bank, National Association, as co-syndication agents and letter of credit issuers, Bank of America, N.A. and JPMorgan Chase Bank, N.A., as co-documentation agents and letter of credit issuers, Deutsche Bank Securities, Inc., as a co-documentation agent and Deutsche Bank AG New York Branch, as a letter of credit issuer.	8-K	10.2	5/9/2025
19.1	Insider Trading Policy	10-K	19.1	4/2/2025
19.2	Pre-clearance Trading Policy	10-K	19.2	4/2/2025
21	Subsidiaries of TJX, filed herewith
23	Consent of Independent Registered Public Accounting Firm, filed herewith
24	Power of Attorney given by the Directors and certain Executive Officers of TJX, filed herewith
31.1	Certification Statement of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
31.2	Certification Statement of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith
32.1	Certification Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
32.2	Certification Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith
97	Policy for Recovery of Executive Officer Incentive Compensation (Amended and Restated as of October 2, 2023)	10-K	97	4/3/2024
101
The following materials from The TJX Companies, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements

104	The cover page from The TJX Companies, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, formatted in iXBRL (included in Exhibit 101)
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

THE TJX COMPANIES, INC.

/s/ JOHN KLINGER
Dated:	March 31, 2026	John Klinger, Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ ERNIE HERRMAN	/s/ JOHN KLINGER
Ernie Herrman, Chief Executive Officer, President and Director (Principal Executive Officer)	John Klinger, Chief Financial Officer (Principal Financial and Accounting Officer)

JOSÉ B. ALVAREZ*	AMY B. LANE*
José B. Alvarez, Director	Amy B. Lane, Director

ALAN M. BENNETT*	CAROL MEYROWITZ*
Alan M. Bennett, Director	Carol Meyrowitz, Executive Chairman of the Board of Directors

ROSEMARY T. BERKERY*	JACKWYN L. NEMEROV*
Rosemary T. Berkery, Director	Jackwyn L. Nemerov, Director

DAVID T. CHING*	CHARLES F. WAGNER, JR.*
David T. Ching, Director	Charles F. Wagner, Jr., Director

C. KIM GOODWIN*
C. Kim Goodwin, Director

		*BY	/s/ JOHN KLINGER
Dated:	March 31, 2026		John Klinger, as attorney-in-fact

The TJX Companies, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
For Fiscal Years Ended January 31, 2026, February 1, 2025 and February 3, 2024.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The TJX Companies, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of The TJX Companies, Inc. and its subsidiaries (the “Company”) as of January 31, 2026 and February 1, 2025, and the related consolidated statements of income, of comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended January 31, 2026 appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Income Tax Provision
As described in Note K to the consolidated financial statements, the Company recorded a provision for income taxes of $1.8 billion for the year ended January 31, 2026 and has a deferred tax liability net of deferred tax assets of $121 million, including a valuation allowance of $58 million, as of January 31, 2026. The Company is subject to taxation in the United States, as well as multiple state, local and foreign jurisdictions. The use of estimates and judgments, as well as the interpretation and application of complex tax laws is required by management to determine its provision for income taxes.
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
March 31, 2026

We have served as the Company’s auditor since 1962.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
IN MILLIONS EXCEPT PER SHARE AMOUNTS

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
			(53 weeks)
Net sales	$60,372	$56,360	$54,217
Cost of sales, including buying and occupancy costs	41,679	39,112	37,951
Selling, general and administrative expenses	11,515	10,946	10,469
Interest (income) expense, net	(121)	(181)	(170)
Income before income taxes	7,299	6,483	5,967
Provision for income taxes	1,805	1,619	1,493
Net income	$5,494	$4,864	$4,474
Basic earnings per share	$4.93	$4.31	$3.90
Weighted average common shares – basic	1,114	1,128	1,146
Diluted earnings per share	$4.87	$4.26	$3.86
Weighted average common shares – diluted	1,128	1,142	1,159
The accompanying notes are an integral part of the Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
IN MILLIONS

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
			(53 weeks)
Net income	$5,494	$4,864	$4,474
Additions to other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of related tax provision of $4 in fiscal 2026 and tax benefits of $8 and $1 in fiscal 2025 and 2024, respectively	245	(105)	30
Recognition of net gains/(losses) on benefit obligations, net of related tax provisions of $5, $10 and $16 in fiscal 2026, 2025 and 2024, respectively	14	27	43
Reclassifications from other comprehensive income (loss), net of tax, to net income:
Amortization of prior service cost and deferred gains/(losses), net of related tax provision of $1 in fiscal 2026, tax benefit of $1 in fiscal 2025 and tax provision of $1 in fiscal 2024	(1)	1	1
Other comprehensive income (loss), net of tax	258	(77)	74
Total comprehensive income	$5,752	$4,787	$4,548
The accompanying notes are an integral part of the Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
IN MILLIONS EXCEPT SHARE AMOUNTS

	Fiscal Year Ended
	January 31, 2026	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$6,230	$5,335
Accounts receivable, net	602	549
Merchandise inventories	7,297	6,421
Prepaid expenses and other current assets	1,065	617
Federal, state and foreign income taxes recoverable	8	69
Total current assets	15,202	12,991
Net property at cost	8,220	7,346
Non-current deferred income taxes, net	147	148
Operating lease right of use assets	10,330	9,641
Goodwill	96	94
Other assets	1,772	1,529
Total assets	$35,767	$31,749
Liabilities
Current liabilities:
Accounts payable	$4,575	$4,257
Accrued expenses and other current liabilities	5,891	5,040
Current portion of operating lease liabilities	1,726	1,636
Current portion of long-term debt	999	—
Federal, state and foreign income taxes payable	170	75
Total current liabilities	13,361	11,008
Other long-term liabilities	1,184	1,050
Non-current deferred income taxes, net	268	156
Long-term operating lease liabilities	8,894	8,276
Long-term debt	1,870	2,866
Commitments and contingencies (See Note N)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,107,087,991 and 1,119,333,622 shares, respectively	1,107	1,119
Additional paid-in capital	—	—
Accumulated other comprehensive (loss) income	(351)	(609)
Retained earnings	9,434	7,883
Total shareholders’ equity	10,190	8,393
Total liabilities and shareholders’ equity	$35,767	$31,749
The accompanying notes are an integral part of the Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
IN MILLIONS

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
			(53 weeks)
Cash flows from operating activities:
Net income	$5,494	$4,864	$4,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,247	1,104	964
Loss on property disposals and impairment charges	21	10	61
Deferred income tax provision (benefit)	112	28	(7)
Share-based compensation	214	183	160
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(41)	(26)	37
(Increase) in merchandise inventories	(724)	(539)	(145)
Decrease (increase) in income taxes recoverable	61	(10)	60
Increase in prepaid expenses and other current assets	(468)	(31)	(40)
Increase in accounts payable	239	448	64
Increase in accrued expenses and other liabilities	628	228	443
Increase (decrease) in income taxes payable	174	(31)	46
Increase (decrease) in net operating lease liabilities	4	(12)	(18)
Other, net	(87)	(100)	(42)
Net cash provided by operating activities	6,874	6,116	6,057
Cash flows from investing activities:
Property additions	(1,957)	(1,918)	(1,722)
Purchase of equity investments	(12)	(551)	—
Purchases of investments	(38)	(35)	(28)
Sales and maturities of investments	26	27	33
Net cash (used in) investing activities	(1,981)	(2,477)	(1,717)
Cash flows from financing activities:
Payments for repurchase of common stock	(2,522)	(2,513)	(2,484)
Proceeds from issuance of common stock	311	366	285
Cash dividends paid	(1,842)	(1,648)	(1,484)
Repayment of debt	—	—	(500)
Other	(65)	(43)	(32)
Net cash (used in) financing activities	(4,118)	(3,838)	(4,215)
Effect of exchange rate changes on cash	120	(66)	(2)
Net increase (decrease) in cash and cash equivalents	895	(265)	123
Cash and cash equivalents at beginning of year	5,335	5,600	5,477
Cash and cash equivalents at end of year	$6,230	$5,335	$5,600
The accompanying notes are an integral part of the Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
IN MILLIONS

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Par Value $1
Balance, January 28, 2023	1,155	$1,155	$—	$(606)	$5,815	$6,364
Net income	—	—	—	—	4,474	4,474
Other comprehensive income, net of tax	—	—	—	74	—	74
Cash dividends declared on common stock	—	—	—	—	(1,522)	(1,522)
Recognition of share-based compensation	—	—	160	—	—	160
Issuance of common stock under stock incentive plan and related tax effect	8	8	248	—	(1)	255
Common stock repurchased and retired	(29)	(29)	(408)	—	(2,066)	(2,503)
Balance, February 3, 2024	1,134	$1,134	$—	$(532)	$6,700	$7,302
Net income	—	—	—	—	4,864	4,864
Other comprehensive (loss), net of tax	—	—	—	(77)	—	(77)
Cash dividends declared on common stock	—	—	—	—	(1,691)	(1,691)
Recognition of share-based compensation	—	—	183	—	—	183
Issuance of common stock under stock incentive plan and related tax effect	7	7	316	—	—	323
Common stock repurchased and retired	(22)	(22)	(499)	—	(1,990)	(2,511)
Balance, February 1, 2025	1,119	$1,119	$—	$(609)	$7,883	$8,393
Net income	—	—	—	—	5,494	5,494
Other comprehensive income, net of tax	—	—	—	258	—	258
Cash dividends declared on common stock	—	—	—	—	(1,893)	(1,893)
Recognition of share-based compensation	—	—	214	—	—	214
Issuance of common stock under stock incentive plan and related tax effect	7	7	240	—	(1)	246
Common stock repurchased and retired	(19)	(19)	(454)	—	(2,049)	(2,522)
Balance, January 31, 2026	1,107	$1,107	$—	$(351)	$9,434	$10,190
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
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The fiscal year ended January 31, 2026 (“fiscal 2026”) is a 52-week fiscal year. The fiscal year ended February 1, 2025 (“fiscal 2025”) was a 52-week fiscal year, and the fiscal year ended February 3, 2024 (“fiscal 2024”) was a 53-week fiscal year. Fiscal 2027 will be 52-week fiscal year and will end January 30, 2027.
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

The following table presents deferred gift card revenue activity:

In millions	January 31, 2026	February 1, 2025
Balance, beginning of year	$824	$773
Deferred revenue	2,017	2,005
Effect of exchange rate changes on deferred revenue	13	(8)
Revenue recognized	(1,957)	(1,946)
Balance, end of year	$897	$824
TJX also recognized approximately $2 billion in gift card revenue in fiscal 2024. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period. Based on historical experience, the Company estimates the amount of gift cards and store cards that will not be redeemed (referred to as breakage) and, to the extent allowed by local law, these amounts are amortized into income over the estimated redemption period. Revenue recognized from breakage was $51 million in fiscal 2026, $38 million in fiscal 2025 and $36 million in fiscal 2024.
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
Selling, general and administrative (“SG&A”) expenses include store payroll, benefits and supplies costs; communication costs; credit and check expenses; advertising; administrative and field management payroll, benefits and travel costs; corporate administrative costs and depreciation; gains and losses on non-inventory related foreign currency exchange contracts; and other miscellaneous income and expense items.
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
As of January 31, 2026, TJX’s cash and cash equivalents held outside the U.S. were $2 billion, of which $1.5 billion was held in countries where we have indefinitely reinvested the undistributed earnings.

Merchandise Inventories
Inventories are stated at the lower of cost or market. TJX uses the retail method for valuing inventories at all of its businesses, except TK Maxx in Australia which is immaterial to TJX’s total inventory. The businesses that utilize the retail method have some inventory that is initially valued at cost before the retail method is applied as that inventory has not been fully processed for sale (i.e. inventory in transit and unprocessed inventory in the Company’s distribution centers). Under the retail method, TJX utilizes a permanent markdown strategy and lowers the cost value of the inventory that is subject to markdown at the time the retail prices are lowered in the stores. TJX records inventory at the time title transfers, which is typically at the time when inventory is shipped. As a result, Merchandise inventories on TJX’s Consolidated Balance Sheets include in-transit inventory of $1.8 billion at January 31, 2026 and $1.6 billion at February 1, 2025. Comparable amounts were reflected in Accounts payable at those dates.
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
Interest (Income) Expense, net
TJX’s interest (income) expense, net is presented net of capitalized interest and interest income. The following is a summary of interest (income) expense, net:

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025	February 3, 2024
			(53 weeks)
Interest expense	$79	$78	$82
Capitalized interest	(5)	(2)	(3)
Interest (income)	(195)	(257)	(249)
Interest (income) expense, net	$(121)	$(181)	$(170)
TJX capitalizes interest during the active construction period of major capital projects and adds the interest to the related assets.

Property and Equipment
For financial reporting purposes, TJX provides for depreciation and amortization of property using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 33 years. Leasehold costs and improvements are generally amortized over their useful life or the committed lease term (typically 10 years to 15 years), whichever is shorter. Furniture, fixtures and equipment are depreciated over 3 to 10 years. Depreciation and amortization expense for property was $1.2 billion in fiscal 2026, $1.1 billion in fiscal 2025, and $958 million in fiscal 2024. TJX had no property held under finance leases during fiscal 2026, fiscal 2025 or fiscal 2024. Maintenance and repairs are charged to expense as incurred. Significant costs incurred for internally developed software are capitalized and amortized, generally over 5 years. Upon retirement or sale, the cost of disposed assets and the related accumulated depreciation are eliminated, and any gain or loss is included in income. Pre-opening costs, including rent, are expensed as incurred.
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
The following is a roll forward of goodwill by segment:

In millions	Marmaxx	TJX Canada	TJX International	Total
Balance, February 3, 2024	$70	$2	$23	$95
Effect of exchange rate changes on goodwill	—	(0)	(1)	(1)
Balance, February 1, 2025	$70	$2	$22	$94
Effect of exchange rate changes on goodwill	—	0	2	2
Balance, January 31, 2026	$70	$2	$24	$96
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

The following is a roll forward of tradenames:

	Fiscal Year Ended
	January 31, 2026			February 1, 2025
In millions	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Definite-lived intangible asset:
Sierra Trading Post	$39	$(39)	$—	$39	$(39)	$—
Indefinite-lived intangible asset:
Marshalls	$108	$—	$108	$108	$—	$108
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
Impairment of Long-Lived Assets, Goodwill and Tradenames
TJX evaluates long-lived assets, including tradenames that are amortized and operating lease right of use assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. This evaluation is performed at the lowest level of identifiable cash flows which are largely independent of other groups of assets, generally at the individual store level for fixed assets and operating lease right of use assets, and at the reporting unit for tradenames that are amortized. If indicators of impairment are identified, an undiscounted cash flow analysis is performed to determine if the carrying value of the asset or asset group is recoverable. If the sum of undiscounted cash flows are less than the carrying value then an impairment charge will be recorded to the extent the fair value of an asset or asset group is less than the carrying value of that asset or asset group. This resulted in immaterial impairment charges on operating lease ROU assets and store fixed assets in fiscal 2026, fiscal 2025 and fiscal 2024. There were no impairments related to tradenames in fiscal 2026, fiscal 2025 or fiscal 2024.
Goodwill and indefinite life tradenames are tested for impairment whenever events or changes in circumstances indicate that an impairment may have occurred and at least annually as of the end of the fiscal year. Goodwill is tested for impairment by using a quantitative assessment by comparing the carrying value of the related reporting unit to its fair value. An impairment exists when this analysis, using typical valuation models such as the discounted cash flow method, shows that the fair value of the reporting unit is less than the carrying value of the reporting unit. The Company may assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value, including goodwill. The assessment of qualitative factors is optional and at the Company’s discretion. Indefinite life tradenames are tested for impairment by comparing their carrying value to their fair value, which is determined by calculating the discounted present value of assumed after-tax royalty payments. In fiscal 2026, fiscal 2025 and fiscal 2024, the Company bypassed the qualitative assessment and performed the quantitative impairment test. There were no impairments related to the Company’s goodwill or indefinite life tradenames in fiscal 2026, fiscal 2025 or fiscal 2024.
Advertising Costs
TJX expenses advertising costs as incurred. Advertising expense was $680 million for fiscal 2026, $617 million for fiscal 2025 and $573 million for fiscal 2024.
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

Equity Investments
Multibrand Outlet Stores
During fiscal 2025, the Company completed an investment for a 49% ownership stake in Multibrand Outlet Stores S.A.P de C.V. (“MOS”), through a joint venture with Grupo Axo, S.A.P.I de C.V. (“AXO”). MOS is Axo’s off-price, physical store business in Mexico and includes a total of over 200 stores for its Promoda, Reduced, and Urban Store banners. TJX has the option to increase its ownership interest in the joint venture over the long term. TJX completed this investment for $193 million, inclusive of acquisition costs, during the third quarter of fiscal 2025.
For the fiscal year ended January 31, 2026, the carrying value of the Company’s equity investment in MOS was $218 million, which exceed its share of MOS’ net assets by approximately $181 million. For the fiscal year ended February 1, 2025, the carrying value of the Company’s equity investment in MOS was $168 million, which exceed its share of MOS’ net assets by approximately $133 million. The difference primarily consists of goodwill and tradenames. Tradenames are definite-lived intangible assets and are amortized straight-line over their useful lives of 10 years. The carrying value of this equity investment is adjusted for the Company’s share of MOS’s results, tradename amortization, cumulative translation adjustments and additional capital contributions. The cumulative translation adjustment is recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive (loss) income.
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
For the fiscal year ended January 31, 2026, the carrying value of the Company’s equity investment in BFL was $348 million, which exceed its share of BFL net assets by approximately $301 million. For the fiscal year ended February 1, 2025, the carrying value of the Company’s equity investment in BFL was $336 million, which exceed its share of BFL net assets by approximately $292 million. The difference primarily consists of goodwill and a tradename. The tradename is a definite-lived intangible asset and will be amortized straight-line over the useful life of 15 years. The carrying value of this equity investment is adjusted for the Company’s share of BFL’s results and tradename amortization.
Both investments are accounted for under the equity method of accounting and are recorded in Other assets on the Consolidated Balance Sheets. TJX reports the results of its share of the investments in MOS and BFL on a one-quarter lag, as their results are not expected to be available in time to be recorded in the concurrent period. Earnings from the investments in MOS and BFL are recorded in Selling, general & administrative expenses on the Consolidated Statements of Income. The earnings from these investments did not have a material impact on the Company’s results for the fiscal year ended January 31, 2026.
Additionally, both equity investments are evaluated for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. If the Company concludes that there is an other-than-temporary impairment of these equity investments, it will adjust the carrying amount of the investments to the current fair value. As of the end of fiscal 2026, the Company determined that no impairments of its equity method investments existed.
Litigation Settlement Related to Credit Card Interchange Fees
During the fourth quarter of fiscal 2026, the Company entered into a settlement agreement to resolve litigation related to credit card interchange fees in which the Company was a plaintiff. The settlement resulted in a non-recurring gain of $419 million, net of legal expenses, which was recognized within SG&A expenses.
Subsequent Event
On February 20, 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). This ruling may allow for the recovery of IEEPA tariff amounts previously paid. The ruling leaves uncertainties regarding the timing and administration of any potential IEEPA tariff refunds by the U.S. government, and may be subject to further legal and regulatory developments. The Company is currently evaluating the impact of this ruling on its business and consolidated financial statements.

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
Recently Adopted Accounting Standards
Improvements to Income Tax Disclosures
In December 2023, the FASB issued guidance related to improvements to income tax disclosures. The new standard updates the income tax disclosure related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The standard also provides for further disclosure comparability. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard as of January 31, 2026, on a prospective basis. Refer to Note K—Income Taxes for the impact upon adoption of the new required disclosures.

Note B. Property at Cost
The following table presents the components of property at cost:

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025	February 3, 2024
Land and buildings	$2,822	$2,558	$2,179
Leasehold costs and improvements	5,466	4,710	4,306
Furniture, fixtures and equipment	9,519	8,714	8,134
Total property at cost	$17,807	$15,982	$14,619
Less accumulated depreciation and amortization	9,587	8,636	8,048
Net property at cost	$8,220	$7,346	$6,571
Presented below is information related to carrying values of TJX’s long-lived tangible assets by geographic location:

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025	February 3, 2024
United States	$6,541	$5,869	$5,127
Canada	430	364	341
Europe	1,153	1,041	1,028
Australia	96	72	75
Total long-lived tangible assets	$8,220	$7,346	$6,571
Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income are recorded net of taxes. The following table details the changes in Accumulated other comprehensive (loss) income for fiscal 2026, fiscal 2025 and fiscal 2024:

In millions and net of immaterial taxes	Foreign Currency Translation	Deferred Benefit Costs	Accumulated Other Comprehensive (Loss) Income
Balance, January 28, 2023	$(544)	$(62)	$(606)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	30	—	30
Recognition of net gains on benefit obligations, net of taxes	—	43	43
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	1	1
Balance, February 3, 2024	$(514)	$(18)	$(532)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	(105)	—	(105)
Recognition of net gains on benefit obligations, net of taxes	—	27	27
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	1	1
Balance, February 1, 2025	$(619)	$10	$(609)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	245	—	245
Recognition of net gains on benefit obligations, net of taxes	—	14	14
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred (losses), net of taxes	—	(1)	(1)
Balance, January 31, 2026	$(374)	$23	$(351)

Note D. Capital Stock and Earnings Per Share
Capital Stock
In February 2026, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3 billion of TJX common stock from time to time. Under this program and previously announced programs, TJX had approximately $4.1 billion available for repurchase as of January 31, 2026.
The following table provides share repurchases, excluding applicable excise tax:

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025	February 3, 2024
Total number of shares repurchased and retired	18.5	22.3	29.0
Total cost	$2,506	$2,495	$2,484
All shares repurchased under the stock repurchase programs have been retired. These expenditures were funded by cash generated from operations.
TJX has 5 million shares of authorized but unissued preferred stock, $1 par value.
Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Fiscal Year Ended
Amounts in millions, except per share amounts	January 31, 2026	February 1, 2025	February 3, 2024
			(53 weeks)
Basic earnings per share:
Net income	$5,494	$4,864	$4,474
Weighted average common shares outstanding for basic earnings per share calculation	1,114	1,128	1,146
Basic earnings per share	$4.93	$4.31	$3.90
Diluted earnings per share:
Net income	$5,494	$4,864	$4,474
Weighted average common shares outstanding for basic earnings per share calculation	1,114	1,128	1,146
Assumed exercise/vesting of stock options and awards	14	14	13
Weighted average common shares outstanding for diluted earnings per share calculation	1,128	1,142	1,159
Diluted earnings per share	$4.87	$4.26	$3.86
Cash dividends declared per share	$1.70	$1.50	$1.33
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 3 million, 4 million, and 5 million such options excluded at the end of fiscal 2026, fiscal 2025 and fiscal 2024, respectively.

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
Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel fuel requirements based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are designed to mitigate the volatility of diesel fuel pricing, and the resulting per mile surcharges payable by TJX, by setting a fixed price per gallon for the period being hedged. During fiscal 2026, TJX entered into agreements to hedge a portion of its estimated notional diesel fuel requirements for fiscal 2027. The hedge agreements outstanding at January 31, 2026 relate to approximately 50% of TJX’s estimated notional diesel fuel requirements for fiscal 2027. These diesel fuel hedge agreements will settle throughout fiscal 2027 and the first month of fiscal 2028. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in Cost of sales, including buying and occupancy costs. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at January 31, 2026 cover merchandise purchases the Company is committed to over the next several months in fiscal 2027. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their buying function being centralized in the U.K. Merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for Euro denominated merchandise purchases from third-party vendors. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days’ duration to mitigate this excess exposure. Upon settlement, the realized gains and losses on these contracts are offset by the realized gains and losses of the underlying item in Cost of sales, including buying and occupancy costs.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 31, 2026:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 31, 2026
Fair value hedges:
Intercompany balances, primarily debt:
	€83		£73	0.8759	Prepaid Exp	$0.9	$—	$0.9
A$	240	U.S.$	160	0.6648	(Accrued Exp)	—	(6.9)	(6.9)
	€200	U.S.$	234	1.1718	(Accrued Exp)	—	(3.2)	(3.2)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.2M - 3.9M gal per month		Float on 3.2M - 3.9M gal per month	N/A	Prepaid Exp	6.2	—	6.2
Intercompany billings in TJX International, primarily merchandise:
	€111		£96	0.8680	Prepaid Exp	0.2	—	0.2
Intercompany balances in TJX International:
	£168	U.S.$	226	1.3472	(Accrued Exp)	—	(3.6)	(3.6)
Merchandise purchase commitments:
C$	856	U.S.$	620	0.7241	Prepaid Exp / (Accrued Exp)	0.1	(10.8)	(10.7)
C$	37		€23	0.6176	Prepaid Exp / (Accrued Exp)	0.0	(0.1)	(0.1)
	£572	U.S.$	766	1.3386	(Accrued Exp)	—	(17.0)	(17.0)
zł	402		£83	0.2062	Prepaid Exp / (Accrued Exp)	0.7	(0.3)	0.4
A$	122	U.S.$	81	0.6621	(Accrued Exp)	—	(4.1)	(4.1)
U.S.$	87		€74	0.8495	Prepaid Exp / (Accrued Exp)	0.9	(0.1)	0.8
Total fair value of derivative financial instruments						$9.0	$(46.1)	$(37.1)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at February 1, 2025:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at February 1, 2025
Fair value hedges:
Intercompany balances, primarily debt:
	€79		£67	0.8523	Prepaid Exp / (Accrued Exp)	$0.7	$(0.1)	$0.6
A$	210	U.S.$	135	0.6420	Prepaid Exp	3.5	—	3.5
U.S.$	67		£55	0.8177	Prepaid Exp	0.8	—	0.8
	£50	U.S.$	61	1.2222	(Accrued Exp)	—	(0.9)	(0.9)
	€200	U.S.$	217	1.0852	Prepaid Exp / (Accrued Exp)	7.6	(0.4)	7.2
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.1M - 3.9M gal per month		Float on 3.1M - 3.9M gal per month	N/A	(Accrued Exp)	—	(9.1)	(9.1)
Intercompany billings in TJX International, primarily merchandise:
	€175		£148	0.8442	Prepaid Exp	1.5	—	1.5
Merchandise purchase commitments:
C$	873	U.S.$	625	0.7159	Prepaid Exp	21.9	—	21.9
C$	33		€22	0.6673	Prepaid Exp / (Accrued Exp)	0.1	(0.0)	0.1
	£416	U.S.$	530	1.2742	Prepaid Exp / (Accrued Exp)	15.2	(1.1)	14.1
zł	552		£107	0.1933	(Accrued Exp)	—	(3.5)	(3.5)
A$	81	U.S.$	52	0.6448	Prepaid Exp / (Accrued Exp)	1.7	(0.1)	1.6
U.S.$	87		€82	0.9317	Prepaid Exp / (Accrued Exp)	0.1	(2.9)	(2.8)
Total fair value of derivative financial instruments						$53.1	$(18.1)	$35.0
The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

	Location of Gain (Loss) Recognized in Income by Derivative	Amount of Gain (Loss) Recognized in Income by Derivative
In millions		January 31, 2026	February 1, 2025	February 3, 2024
				(53 weeks)
Fair value hedges:
Intercompany balances, primarily debt	Selling, general and administrative expenses	$(42)	$23	$20
Economic hedges for which hedge accounting was not elected:
Intercompany balances in TJX International	Selling, general and administrative expenses	(4)	—	—
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	6	(23)	(19)
Intercompany billings in TJX International, primarily merchandise	Cost of sales, including buying and occupancy costs	(5)	6	5
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	(86)	53	(7)
Gain (loss) recognized in income		$(131)	$59	$(1)
Included in the table above are realized losses of $58 million in fiscal 2026, realized gains of $14 million in fiscal 2025 and realized losses of $23 million in fiscal 2024, all of which were largely offset by gains and losses on the underlying hedged item.

Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as exit price). The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities
Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025
Level 1
Assets:
Executive Savings Plan investments	$561.6	$481.4
Level 2
Assets:
Foreign currency exchange contracts	$2.8	$53.1
Diesel fuel contracts	6.2	—
Liabilities:
Foreign currency exchange contracts	$46.1	$9.0
Diesel fuel contracts	—	9.1
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
The following table summarizes the carrying value and fair value estimates of the Company’s components of long-term debt:

	Fiscal Year Ended
	January 31, 2026		February 1, 2025
In millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2
Current portion of long-term debt	$999	$991	$—	$—
Long-term debt	$1,870	$1,738	$2,866	$2,634
For additional information on long-term debt, see Note J—Long-Term Debt and Credit Lines.
TJX’s cash equivalents are stated at cost, which approximates fair value due to the short maturities of these instruments.

Certain assets and liabilities are measured at fair value on a nonrecurring basis, whereas the majority of assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the years ended January 31, 2026, February 1, 2025 and February 3, 2024, the Company did not record any material impairments to long-lived assets.
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
All of TJX’s stores, with the exception of HomeGoods and HomeSense/Homesense, sell family apparel and home fashions. HomeGoods and HomeSense/Homesense offer home fashions. The percentages of the Company’s consolidated revenues by major product category for the last three fiscal years are as follows:

	Fiscal 2026	Fiscal 2025	Fiscal 2024
Apparel:
Clothing including footwear	44%	44%	47%
Accessories including jewelry and beauty	20	21	18
Home fashions	36	35	35
Total	100%	100%	100%
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

Presented below is financial information with respect to TJX’s segments:

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025	February 3, 2024
			(53 weeks)
United States:
Marmaxx
Net sales	$36,585	$34,604	$33,413
Segment expenses(a)	31,057	29,709	28,816
Segment profit	$5,528	$4,895	$4,597
HomeGoods
Net sales	$10,172	$9,386	$8,990
Segment expenses(a)	8,926	8,365	8,129
Segment profit	$1,246	$1,021	$861
TJX Canada
Net sales	$5,629	$5,189	$5,046
Segment expenses(a)	4,872	4,486	4,331
Segment profit	$757	$703	$715
TJX International
Net sales	$7,986	$7,181	$6,768
Segment expenses(a)	7,428	6,759	6,436
Segment profit	$558	$422	$332
Total TJX
Net sales	$60,372	$56,360	$54,217
Segment expenses(a)	52,283	49,319	47,712
Segment profit	$8,089	$7,041	$6,505
General corporate expense	911	739	708
Interest (income) expense, net	(121)	(181)	(170)
Income before income taxes	$7,299	$6,483	$5,967
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

Segment information (continued):

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025	February 3, 2024
Identifiable assets:
United States:
Marmaxx	$15,789	$14,137	$12,993
HomeGoods	4,307	4,037	3,828
TJX Canada	2,485	2,128	2,083
TJX International	4,916	4,243	4,154
Segment identifiable assets	$27,497	$24,545	$23,058
Corporate(a)	8,270	7,204	6,689
Total identifiable assets	$35,767	$31,749	$29,747
Capital expenditures:
United States:
Marmaxx	$1,261	$1,102	$950
HomeGoods	311	400	345
TJX Canada	146	151	157
TJX International	239	265	270
Total capital expenditures	$1,957	$1,918	$1,722
Depreciation and amortization:
United States:
Marmaxx	$695	$595	$525
HomeGoods	229	210	182
TJX Canada	103	90	76
TJX International	216	205	177
Segment depreciation and amortization	$1,243	$1,100	$960
Corporate(b)	4	4	4
Total depreciation and amortization	$1,247	$1,104	$964
(a)Corporate identifiable assets mainly include cash and trust assets from the Executive Savings Plan and in both fiscal 2026 and fiscal 2025 includes the equity method investments. Consolidated cash, including that held by foreign entities, is reported with Corporate assets for consistency with segment reporting in the U.S.
(b)Includes debt discount accretion and debt expense amortization.
Note H. Stock Incentive Plan
TJX has a Stock Incentive Plan under which options and other share-based awards may be granted to its directors, officers and key employees. The number of shares authorized for issuance under this plan has been approved by TJX’s shareholders, and all share-based compensation awards are made under this plan. The Stock Incentive Plan, as amended with shareholder approval, has provided for the issuance of up to 723 million shares with 36 million shares available for future grants as of January 31, 2026. TJX issues shares under the plan from authorized but unissued common stock.
Total compensation cost related to share-based compensation was $214 million, $183 million and $160 million in fiscal 2026, 2025 and 2024, respectively. As of January 31, 2026, there was $242 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the plan. That cost is expected to be recognized over a weighted-average period of 2 years.
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

The fair value of options is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Risk-free interest rate	3.62%	3.47%	4.51%
Dividend yield	1.2%	1.3%	1.5%
Expected volatility factor	25.0%	24.4%	24.1%
Expected option life	5.5 years	5.5 years	5.5 years
Weighted average fair value of options issued	$36.90	$29.86	$24.62
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
A summary of the status of TJX’s stock options and related weighted average exercise prices (“WAEP”) is presented below:

	Fiscal Year Ended
	January 31, 2026		February 1, 2025		February 3, 2024
Shares in millions	Options	WAEP	Options	WAEP	Options	WAEP
Outstanding at beginning of year	31	$68.26	35	$58.65	37	$51.88
Granted	4	140.04	4	117.25	5	91.00
Exercised	(6)	54.42	(8)	48.35	(7)	43.39
Forfeitures	(0)	99.75	(0)	82.98	(0)	68.32
Outstanding at end of year	29	$79.28	31	$68.26	35	$58.65
Options exercisable at end of year	21	$64.31	23	$56.87	25	$50.64
The total intrinsic value of options exercised was $476 million in fiscal 2026, $466 million in fiscal 2025 and $278 million in fiscal 2024.
The following table summarizes information about stock options outstanding that were expected to vest and stock options outstanding that were exercisable as of January 31, 2026:

	Shares (in millions)	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contract Life	WAEP
Options outstanding expected to vest(a)	7	$193	8.9 years	$121.84
Options exercisable	21	1,825	4.9 years	64.31
Total outstanding options vested and expected to vest	28	$2,018	5.9 years	$78.38
(a)Reflects 7 million unvested options, net of anticipated forfeitures.
Stock Awards
TJX grants restricted stock units and performance share units under the Stock Incentive Plan. Restricted stock units and performance share units are collectively referred to as stock awards. These stock awards were granted without a purchase price to the recipient and are subject to vesting conditions. Vesting conditions for performance share units include specified performance criteria, generally for a period of three fiscal years. The grant date fair value of the stock awards is charged to income over the requisite service period, generally three years, during which the recipient must remain employed. The fair value of the stock awards is determined at date of grant in accordance with ASC Topic 718 and, for performance share units, assumes that performance goals will be achieved at target. Performance share units and related compensation costs recognized are adjusted, as applicable, for performance above or below the target specified in the award.
There were no significant modifications to stock awards in fiscal 2026, fiscal 2025 or fiscal 2024.

A summary of the status of the Company’s non-vested stock awards and changes during fiscal 2026 is presented below:

In thousands except grant date fair value	Restricted Stock Units	Performance Share Units	Total Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	1,141	1,071	2,212	$76.82
Granted	263	265	528	121.80
Vested	(394)	(425)	(819)	62.34
Forfeited	(63)	(53)	(116)	93.16
Nonvested at end of year	947	858	1,805	$95.51
A summary of units granted and the weighted average grant date fair value for total stock awards over the previous two fiscal years is presented below:

	Fiscal Year Ended
In thousands except grant date fair value	February 1, 2025	February 3, 2024
Granted	592	694
Weighted Average Grant Date Fair Value	$99.47	$76.21
The fair value of awards that vested was $51 million in fiscal 2026, $46 million in fiscal 2025 and $48 million in fiscal 2024.
The nonvested performance share units are based on the target level of performance achievement under the awards. The actual payout of performance share units will depend on performance results for the award cycle.
Other Awards
TJX also awards deferred shares to its outside directors under the Stock Incentive Plan. As of January 31, 2026, a total of 360 thousand of these deferred shares were outstanding under the plan.
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

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,271	$1,285	$107	$105
Service cost	29	32	2	2
Interest cost	76	71	7	6
Actuarial losses (gains)	40	(45)	8	(2)
Benefits paid	(78)	(71)	(5)	(4)
Expenses paid	(4)	(3)	—	—
Plan amendments	—	2	—	—
Projected benefit obligation at end of year	$1,334	$1,271	$119	$107
Accumulated benefit obligation at end of year	$1,234	$1,180	$103	$95

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Change in plan assets:
Fair value of plan assets at beginning of year	$1,450	$1,451	$—	$—
Actual return on plan assets	155	73	—	—
Employer contribution	0	0	5	4
Benefits paid	(78)	(71)	(5)	(4)
Expenses paid	(4)	(3)	—	—
Fair value of plan assets at end of year	$1,523	$1,450	$—	$—
Reconciliation of funded status:
Projected benefit obligation at end of year	$1,334	$1,271	$119	$107
Fair value of plan assets at end of year	1,523	1,450	—	—
Funded status – excess (asset) obligation	$(189)	$(179)	$119	$107
Net (asset) liability recognized on Consolidated Balance Sheets	$(189)	$(179)	$119	$107
Amounts not yet reflected in net periodic benefit cost and included in Accumulated other comprehensive (loss) income:
Prior service (credit)	$(7)	$(8)	$—	$—
Accumulated actuarial losses	14	41	20	13
Amounts included in Accumulated other comprehensive (loss) income	$7	$33	$20	$13
The Consolidated Balance Sheets reflect the funded status of the plans with any unrecognized prior service cost (credit) and actuarial gains and losses recorded in Accumulated other comprehensive (loss) income. The funded plan asset of $189 million and $179 million is reflected on the Consolidated Balance Sheets in Other assets as of January 31, 2026 and February 1, 2025, respectively. The unfunded plan liability is reflected on the Consolidated Balance Sheets as Current liabilities of $6 million and $7 million and a long-term liability of $113 million and $100 million as of January 31, 2026 and February 1, 2025, respectively.
The decrease in the actuarial losses included in Accumulated other comprehensive (loss) income for the funded plan for fiscal 2026 was driven by an increase in actual return on plan assets offset by the impact of lower discount rates.

TJX determined the assumed discount rate using the BOND: Link model in fiscal 2026 and fiscal 2025. TJX uses the BOND: Link model as this model allows for the selection of specific bonds resulting in better matches in timing of the plans’ expected cash flows. Presented below are weighted average assumptions for measurement purposes for determining the obligation at the year-end measurement date:

	Funded Plan Fiscal Year Ended		Unfunded Plan Fiscal Year Ended
	January 31, 2026	February 1, 2025	January 31, 2026	February 1, 2025
Discount rate	5.90%	6.10%	5.60%	6.10%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
TJX made aggregate cash contributions of $5 million in fiscal 2026 and $4 million in fiscal 2025 to the funded plan and to fund current benefit and expense payments under the unfunded plan. TJX’s policy with respect to the funded plan is to fund, at a minimum, the amount required to maintain a funded status of 80% of the applicable pension liability (the Funding Target pursuant to the Internal Revenue Code section 430) or such other amount as is sufficient to avoid restrictions with respect to the funding of nonqualified plans under the Internal Revenue Code. The Company does not anticipate any required funding in fiscal 2027 for the funded plan. The Company anticipates making contributions of $6 million to provide current benefits coming due under the unfunded plan in fiscal 2027.
The following are the components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss) related to the Company’s pension plans:

	Funded Plan Fiscal Year Ended			Unfunded Plan Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025	February 3, 2024	January 31, 2026	February 1, 2025	February 3, 2024
Net periodic pension cost:
Service cost	$29	$32	$33	$2	$2	$2
Interest cost	76	71	72	7	6	6
Expected return on plan assets	(88)	(81)	(80)	—	—	—
Amortization of prior service cost (credit)	(1)	(1)	0	—	—	—
Amortization of net actuarial loss	—	—	—	1	2	2
Total expense	$16	$21	$25	$10	$10	$10
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss	$(27)	$(37)	$(48)	$8	$(2)	$0
Prior service cost (credit)	—	2	(11)	—	—	—
Amortization of net (loss)	—	—	—	(1)	(2)	(2)
Amortization of prior service credit	1	1	0	—	—	—
Total (gain) loss recognized in other comprehensive income	$(26)	$(34)	$(59)	$7	$(4)	$(2)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(10)	$(13)	$(34)	$17	$6	$8
Weighted average assumptions for expense purposes:
Discount rate	6.10%	5.70%	5.40%	6.10%	5.80%	5.60%
Expected rate of return on plan assets	6.25%	5.75%	5.50%	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
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

The following is a schedule of the benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter:

In millions	Funded Plan Expected Benefit Payments	Unfunded Plan Expected Benefit Payments
Fiscal Year:
2027	$91	$6
2028	96	14
2029	100	54
2030	103	9
2031	105	10
2032 through 2036	548	45
The following tables present the fair value hierarchy for pension assets measured at fair value on a recurring basis:

	Funded Plan at January 31, 2026
In millions	Level 1	Level 2	Total
Asset category:
Short-term investments	$17	$—	$17
Equity Securities	41	—	41
Fixed Income Securities:
Corporate and government bond funds	—	1,134	1,134
Futures Contracts	—	1	1
Total assets in the fair value hierarchy	$58	$1,135	$1,193
Assets measured at net asset value(a)	—	—	330
Fair value of assets	$58	$1,135	$1,523

	Funded Plan at February 1, 2025
In millions	Level 1	Level 2	Total
Asset category:
Short-term investments	$27	$—	$27
Equity Securities	38	—	38
Fixed Income Securities:
Corporate and government bond funds	—	1,090	1,090
Futures Contracts	—	2	2
Total assets in the fair value hierarchy	$65	$1,092	$1,157
Assets measured at net asset value(a)	—	—	293
Fair value of assets	$65	$1,092	$1,450
(a)In accordance with Subtopic 820-10, certain investments that were measured using net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of assets presented above.
Pension plan assets are reported at fair value. Refer to Note F—Fair Value Measurements for further information on the fair value hierarchy. Investments in equity securities traded on a national securities exchange are valued at the composite close price, as of the financial statement date. This information is provided by independent pricing sources.
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
Following is the asset allocation under the qualified pension plan as of the valuation date for the fiscal years presented:

	January 31, 2026	February 1, 2025
Return-seeking assets	28%	27%
Liability-hedging assets	71%	71%
All other – primarily cash	1%	2%
Under TJX’s investment policy, qualified pension plan assets are to be invested with the objective of generating investment returns that, in combination with funding contributions, provide adequate assets to meet all current and reasonably anticipated future benefit obligations under the plan. The investment policy includes a dynamic asset allocation strategy, whereby, over time, in connection with improvements in the plan’s funded status, the target allocation of return-seeking assets (generally, equities and other instruments with a similar risk profile) may decline and the target allocation of liability-hedging assets (generally, fixed income and other instruments with a similar risk profile) may increase. Under the investment policy guidelines, the target asset allocation of return-seeking assets and liability-hedging assets was 30% and 70%, respectively, as of January 31, 2026. Risks are sought to be mitigated through asset diversification and the use of multiple investment managers. Investment risk is measured and monitored on an ongoing basis through investment portfolio reviews, annual liability measurements and periodic asset/liability studies.
Other Retirement Benefits
TJX also sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for eligible U.S. employees and a similar type of plan for eligible employees in Puerto Rico. Employees may contribute up to 50% of eligible pay, subject to limitations. For eligible employees who have completed the applicable service requirement, TJX matches a portion of employee contributions at rates that vary based on certain eligibility criteria under the plan, and may make additional discretionary year-end contributions based on TJX’s performance. TJX may also make additional discretionary non-matching contributions. Certain eligible employees are automatically enrolled in the 401(k) savings plan and the Puerto Rico savings plan, unless the employee elects otherwise. The total cost of TJX contributions to these plans was $130 million in fiscal 2026, $113 million in fiscal 2025 and $103 million in fiscal 2024.
TJX also has a nonqualified savings plan (the Executive Savings Plan) for certain U.S. employees. TJX matches employee deferrals at various rates which amounted to $11 million in fiscal 2026, $10 million in fiscal 2025 and $9 million in fiscal 2024. Although the plan is unfunded, in order to help meet its future obligations TJX transfers an amount generally equal to employee deferrals and the related company match to a separate “rabbi” trust. The trust assets, which are invested in a variety of mutual funds, are included in other assets on the balance sheets.
In addition to the plans described above, TJX also contributes to retirement/deferred savings programs for eligible Associates at certain of its foreign subsidiaries. The Company contributed $37 million for these programs in fiscal 2026, $39 million in fiscal 2025 and $32 million in fiscal 2024.
Multiemployer Pension Plans
TJX contributes to certain multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover union-represented employees. TJX contributed $27 million in fiscal 2026, $27 million in fiscal 2025 and $27 million in fiscal 2024 to the Legacy Plan of the National Retirement Fund (EIN #13-6130178, plan #1), the Adjustable Plan of the National Retirement Fund (EIN #13-6130178, plan #2), the Legacy Plan of the UNITE HERE Retirement Fund (EIN #82-0994119, plan #1) and the Adjustable Plan of the UNITE HERE Retirement Fund (EIN #82-0994119, plan #2). TJX was listed in the Form 5500 for the Legacy Plan of the National Retirement Fund and the Adjustable Plan of the National Retirement Fund as providing more than 5% of the total contributions, or being one of the top ten highest contributors, for the plan year ending December 31, 2024. In addition, based on information available to TJX, the Pension Protection Act Zone status for each of the Legacy Plan of the National Retirement Fund and the Legacy Plan of the UNITE HERE Retirement Fund is critical, rehabilitation plans have been adopted by these plans, and the Legacy Plan of the UNITE HERE Retirement Fund has received Special Financial Assistance under the American Rescue Plan Act of 2021.

The risks of participating in multiemployer pension plans are different from the risks of single-employer pension plans in certain respects, including the following: (a) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers; (b) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and (c) if TJX ceases to have an obligation to contribute to a multiemployer plan in which the Company had been a contributing employer, or in certain other circumstances, the Company may be required to pay to the plan an amount based on the Company’s allocable share of the underfunded status of the plan, referred to as a withdrawal liability.
Note J. Long-Term Debt and Credit Lines
The table below presents long-term debt as of January 31, 2026 and February 1, 2025. All amounts are net of unamortized debt discounts.

In millions and net of immaterial unamortized debt discounts	January 31, 2026	February 1, 2025
General corporate debt:
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount)	$999	$998
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount)	500	500
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount)	496	496
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount)	500	500
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount)	383	383
Total debt	2,878	2,877
Current maturities of long-term debt, net of debt issuance costs	(999)	—
Debt issuance costs	(9)	(11)
Long-term debt	$1,870	$2,866
The aggregate maturities of long-term debt, inclusive of current installments at January 31, 2026 are as follows:

In millions
Fiscal Year:
2027	$1,000
2028	—
2029	500
2030	—
2031	496
Later years	885
Unamortized debt discount	(3)
Debt issuance costs	(9)
Less: current maturities of long-term debt	(999)
Aggregate maturities of long-term debt	$1,870
Senior Unsecured Notes
As of January 31, 2026, TJX had outstanding $1 billion aggregate principal amount of 2.250% 10-year Notes due September 2026. TJX entered into a rate-lock agreement to hedge $700 million of the 2.250% notes prior to issuance. The cost of this agreement is being amortized to interest expense over the term of the note resulting in an effective fixed rate of 2.36% for the 2.25% notes.
Credit Facilities
As of January 31, 2026, TJX has two revolving credit facilities, a $750 million revolving credit facility maturing in May 2029 (the “2029 Revolving Credit Facility”) and a $750 million senior unsecured revolving credit facility maturing in May 2030 (the “2030 Revolving Credit Facility”).

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
Under these credit facilities, the Company has maintained a borrowing capacity of $1.5 billion. As of January 31, 2026 and February 1, 2025, there were no amounts outstanding under these facilities. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
Note K. Income Taxes
In December 2023, the FASB issued guidance related to improvements to income tax disclosures. The new standard updates the income tax disclosure related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The standard also provides for further disclosure comparability. The standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this standard as of January 31, 2026, on a prospective basis.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, making permanent certain expiring provisions of the Tax Cuts and Jobs Act, including 100% accelerated depreciation deductions on qualified property and immediate expensing of domestic research and development costs, as well as modifying some of the international tax rules. These changes have not had a material impact on the Company’s income tax provision but have resulted in a reduction of the Company’s current year U.S. cash tax obligations.
In 2021, the Organization for Economic Co-operation and Development announced an Inclusive Framework on Base Erosion and Profit Shifting including Pillar Two Model Rules defining the global minimum tax, which calls for the taxation of large multinational corporations at a minimum rate of 15%. Subsequently multiple sets of administrative guidance have been issued, including the release of a comprehensive Side-by-Side Package in January 2026, which introduced additional safe harbors and options to adopt simplified compliance mechanism for companies headquartered in jurisdictions with a qualified Side-by-Side regime. Member countries must enact local legislation or update existing regulations to adopt and incorporate the Pillar Two Side-by-Side Package. Many non-US tax jurisdictions have either recently enacted legislation to adopt certain components of the Pillar Two Model Rules beginning in 2024 with the adoption of additional components in later years or announced their plans to enact legislation in future years. Considering TJX does not have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, these rules did not have a material impact on the Company’s financial statements for fiscal 2026. There remains uncertainty as to the final Pillar Two model rules. The Company is continuing to evaluate the impacts of enacted legislation and pending legislation to enact Pillar Two Model Rules in the non-US tax jurisdictions in which TJX operates.
For financial reporting purposes, components of income before income taxes are as follows:

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025	February 3, 2024
			(53 weeks)
United States	$6,264	$5,541	$5,077
Foreign	1,035	942	890
Income before income taxes	$7,299	$6,483	$5,967

The provision for income taxes includes the following:

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025	February 3, 2024
			(53 weeks)
Current:
Federal	$1,022	$1,009	$982
State	351	338	344
Foreign	321	244	175
Deferred:
Federal	90	9	6
State	(2)	14	(34)
Foreign	23	5	20
Provision for income taxes	$1,805	$1,619	$1,493
TJX had net deferred tax (liabilities) assets as follows:

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025
Deferred tax assets:
Net operating loss carryforward	$92	$104
Pension, stock compensation, postretirement and employee benefits	466	392
Operating lease liabilities	2,820	2,634
Accruals and reserves	322	300
Other	15	20
Total gross deferred tax assets	$3,715	$3,450
Valuation allowance	(58)	(51)
Total deferred tax asset	$3,657	$3,399
Deferred tax liabilities:
Property, plant and equipment	$916	$742
Capitalized inventory	79	73
Operating lease right of use assets	2,724	2,540
Tradename/intangibles	25	24
Undistributed foreign earnings	28	23
Other	6	5
Total deferred tax liabilities	$3,778	$3,407
Net deferred tax (liability)	$(121)	$(8)
Non-current asset	$147	$148
Non-current liability	(268)	(156)
Net deferred tax (liability)	$(121)	$(8)
TJX has provided for and recorded a deferred tax liability for all applicable taxes on undistributed earnings of its foreign subsidiaries that are not indefinitely reinvested through January 31, 2026. The Company has not provided for deferred taxes on the approximately $2.2 billion of undistributed earnings related to all other foreign subsidiaries as such earnings are considered to be indefinitely reinvested in the business. The amount of unrecognized deferred tax liability related to the undistributed earnings is not expected to be material.

As of January 31, 2026 and February 1, 2025, TJX had state net operating loss carryforwards of $195 million and $225 million respectively. Of the $195 million as of January 31, 2026, $10 million can be carried forward indefinitely, and $185 million will expire, if unused, in the fiscal years 2033 through 2046. TJX has analyzed the realization of its state net operating loss carryforwards and determined that it is more likely than not that a portion of its state net operating loss carryforwards will not be realized.
The Company had foreign (primarily Australia and the U.K.) net operating loss carryforwards of $293 million as of January 31, 2026 and $338 million as of February 1, 2025, which can be carried forward indefinitely. For the foreign net operating loss carryforwards for which the Company determined it is more likely than not that they will not be realized (primarily Australia), valuation allowance of $56 million and $50 million has been provided for as of January 31, 2026 and February 1, 2025, respectively.
The difference between the U.S. federal statutory income tax rate and TJX’s worldwide effective income tax rate is reconciled below:

	Fiscal Year Ended
In millions	January 31, 2026
U.S. federal statutory income tax rate	$1,533	21.0%
Effective state income tax rate, net of federal income tax effect(a)	275	3.8
Foreign tax effects
Canada	107	1.5
Other foreign jurisdictions	18	0.2
Effect of cross-border tax laws	(17)	(0.2)
Tax credits	(63)	(0.9)
Nondeductible/nontaxable items	(37)	(0.5)
Change in unrecognized tax benefits	(5)	(0.1)
Other	(6)	(0.1)
Worldwide effective income tax rate	$1,805	24.7%
(a)     California, New York, New Jersey, Massachusetts, Illinois, and Florida make up the majority (greater than 50%) of this category.
There are no changes in tax laws or rates enacted in the current period or changes in valuation allowances which are material for separate disclosure.

	Fiscal Year Ended
	February 1, 2025	February 3, 2024
		(53 weeks)
U.S. federal statutory income tax rate	21.0%	21.0%
Effective state income tax rate	4.5	4.2
Impact of foreign operations	1.0	0.9
Excess share-based compensation	(1.3)	(0.8)
Tax credits	(0.2)	(0.2)
Nondeductible/nontaxable items	0.1	0.1
Other	(0.1)	(0.2)
Worldwide effective income tax rate	25.0%	25.0%
TJX’s effective income tax rate decreased for fiscal 2026 compared to fiscal 2025. The decrease in the fiscal 2026 effective income tax rate is primarily due to a benefit from the acquisition of federal tax credits.

Cash paid (net of refunds received) for income taxes consisted of the following:

Fiscal Year Ended
In millions	January 31, 2026
U.S. federal tax	$869
State and local taxes	330
Foreign taxes:
Canada	195
Other foreign jurisdictions	77
Total income taxes paid	$1,471
A reconciliation of the beginning and ending gross unrecognized tax benefits, excluding interest and penalties, is as follows:

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025	February 3, 2024
Balance, beginning of year	$261	$226	$266
Additions for uncertain tax positions taken in current year	15	4	6
Additions for uncertain tax positions taken in prior years	26	61	—
Reductions for uncertain tax positions taken in prior years	—	(20)	—
Reductions resulting from lapse of statute of limitations	(2)	(2)	(19)
Settlements with tax authorities	(14)	(8)	(27)
Balance, end of year	$286	$261	$226
The amount of unrecognized tax benefits that, if recognized, would impact TJX’s effective tax rates is $214 million as of January 31, 2026, $212 million as of February 1, 2025 and $221 million as of February 3, 2024.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. For U.S. federal income tax purposes, fiscal years through 2010 are no longer subject to examination. The Company is under examination in various jurisdictions, including the U.S. (federal, state and local) as well as foreign, and believes it has adequately provided for all tax positions in such jurisdictions.
TJX’s accounting policy is to classify interest and penalties related to income taxes as part of income tax expense. The Company accrued interest and penalties of $9 million for the fiscal year ended January 31, 2026, $7 million for the fiscal year ended February 1, 2025 and $10 million for the fiscal year ended February 3, 2024. The total accrued amount of interest and penalties was $22 million as of January 31, 2026, $28 million as of February 1, 2025 and $32 million as of February 3, 2024.

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
Supplemental balance sheet information related to leases is as follows:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025
Weighted-average remaining lease term	6.6 years	6.5 years
Weighted-average discount rate	3.9%	3.6%
The following table is a summary of the Company’s components of net lease cost for the fiscal years ended:

		Fiscal Year Ended
In millions	Classification	January 31, 2026	February 1, 2025	February 3, 2024
				(53 weeks)
Operating lease cost	Cost of sales, including buying and occupancy costs	$2,196	$2,101	$2,015
Variable and short term lease cost	Cost of sales, including buying and occupancy costs	1,618	1,555	1,490
Total lease cost		$3,814	$3,656	$3,505

Supplemental cash flow information related to leases is as follows:

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025	February 3, 2024
			(53 weeks)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows paid for operating leases	$2,214	$2,116	$2,030
Lease liabilities arising from obtaining right of use assets	$2,243	$2,140	$2,055
The following table as of January 31, 2026 summarizes the maturity of lease liabilities under operating leases:

In millions
Fiscal Year:
2027	$2,259
2028	2,123
2029	1,886
2030	1,609
2031	1,312
Later years	2,930
Total lease payments(a)	12,119
Less: imputed interest(b)	1,499
Total lease liabilities(c)	$10,620
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
Note M. Accrued Expenses and Other Liabilities, Current and Long-Term
The major components of accrued expenses and other current liabilities are as follows:

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025
Employee compensation and benefits, current	$1,727	$1,370
Merchandise credits and gift certificates	897	824
Dividends payable	477	427
Occupancy costs, including rent, utilities and real estate taxes	419	379
Accrued capital additions	308	260
Sales tax collections and V.A.T. taxes	230	222
All other current liabilities	1,833	1,558
Total accrued expenses and other current liabilities	$5,891	$5,040
All other current liabilities primarily include accruals for insurance, customer rewards liability, expenses payable, reserve for sales returns, professional fees, reserve for taxes, warehouse services, advertising, and other items, each of which is individually less than 5% of current liabilities.

The major components of other long-term liabilities are as follows:

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025
Employee compensation and benefits, long-term	$835	$730
Tax reserve, long-term	229	221
Asset retirement obligation	90	81
All other long-term liabilities	30	18
Total other long-term liabilities	$1,184	$1,050
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
Letters of Credit
TJX had outstanding letters of credit totaling $13 million as of January 31, 2026 and $36 million as of February 1, 2025. Letters of credit are issued by TJX primarily for the purchase of inventory.
Note O. Supplemental Cash Flow Information
TJX’s cash payments for interest and income taxes and non-cash investing and financing activities are as follows:

	Fiscal Year Ended
In millions	January 31, 2026	February 1, 2025	February 3, 2024
			(53 weeks)
Cash paid for:
Interest on debt	$74	$74	$80
Income taxes	1,471	1,632	1,432
Non-cash investing and financing activity:
Dividends payable	$50	$44	$37
Property additions	48	14	47