Form 10-Q
period 2026-05-02
TJX COMPANIES INC /DE/
filed 2026-05-29
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of May 22, 2026: 1,104,704,446

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN MILLIONS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net sales	$14,323	$13,111
Cost of sales, including buying and occupancy costs	9,843	9,246
Selling, general and administrative expenses	2,794	2,549
Interest (income) expense, net	(35)	(30)
Income before income taxes	1,721	1,346
Provision for income taxes	389	310
Net income	$1,332	$1,036
Basic earnings per share	$1.20	$0.93
Weighted average common shares – basic	1,106	1,118
Diluted earnings per share	$1.19	$0.92
Weighted average common shares – diluted	1,120	1,132
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net income	1,332	1,036
Additions to other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of related tax provision of $1 in fiscal 2027 and of $4 in fiscal 2026	(20)	145
Reclassifications from other comprehensive (loss) income, net of tax, to net income:
Amortization of prior service cost and deferred gains/(losses), net of related tax provision of $0.0 in fiscal 2027 and tax benefit of $0.1 in fiscal 2026	0	(0)
Other comprehensive (loss) income, net of tax	$(20)	$145
Total comprehensive income	$1,312	$1,181
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN MILLIONS, EXCEPT SHARE AMOUNTS

	May 2, 2026	January 31, 2026	May 3, 2025
Assets
Current assets:
Cash and cash equivalents	$5,580	$6,230	$4,255
Accounts receivable, net	642	602	594
Merchandise inventories	7,675	7,297	7,127
Prepaid expenses and other current assets	679	1,065	575
Federal, state and foreign income taxes recoverable	64	8	44
Total current assets	14,640	15,202	12,595
Net property at cost	8,447	8,220	7,554
Non-current deferred income taxes, net	144	147	141
Operating lease right of use assets	11,025	10,330	9,924
Goodwill	97	96	95
Other assets	1,805	1,772	1,549
Total assets	$36,158	$35,767	$31,858
Liabilities
Current liabilities:
Accounts payable	$4,854	$4,575	$4,414
Accrued expenses and other current liabilities	5,028	5,891	4,492
Current portion of operating lease liabilities	1,714	1,726	1,660
Current portion of long-term debt	999	999	—
Federal, state and foreign income taxes payable	260	170	261
Total current liabilities	12,855	13,361	10,827
Other long-term liabilities	1,123	1,184	972
Non-current deferred income taxes, net	310	268	154
Long-term operating lease liabilities	9,596	8,894	8,535
Long-term debt	1,871	1,870	2,867
Commitments and contingencies (See Note K)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,105,051,999; 1,107,087,991 and 1,115,814,224 shares respectively	1,105	1,107	1,116
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss) income	(371)	(351)	(464)
Retained earnings	9,669	9,434	7,851
Total shareholders’ equity	10,403	10,190	8,503
Total liabilities and shareholders’ equity	$36,158	$35,767	$31,858
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Cash flows from operating activities:
Net income	$1,332	$1,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	336	296
Loss on property disposals and impairment charges	1	—
Deferred income tax provision	44	8
Share-based compensation	42	33
Changes in assets and liabilities:
(Increase) in accounts receivable	(40)	(38)
(Increase) in merchandise inventories	(382)	(604)
(Increase) decrease in income taxes recoverable	(56)	25
Decrease in prepaid expenses and other current assets	433	4
Increase in accounts payable	282	101
(Decrease) in accrued expenses and other liabilities	(954)	(723)
Increase in income taxes payable	172	183
(Decrease) in net operating lease liabilities	(5)	(8)
Other, net	(86)	81
Net cash provided by operating activities	1,119	394
Cash flows from investing activities:
Property additions	(662)	(497)
Purchase of equity investments	(5)	—
Purchases of investments	(20)	(17)
Sales and maturities of investments	14	11
Net cash (used in) investing activities	(673)	(503)
Cash flows from financing activities:
Payments for repurchase of common stock	(604)	(613)
Cash dividends paid	(474)	(424)
Proceeds from issuance of common stock	70	50
Other	(73)	(61)
Net cash (used in) financing activities	(1,081)	(1,048)
Effect of exchange rate changes on cash	(15)	77
Net (decrease) in cash and cash equivalents	(650)	(1,080)
Cash and cash equivalents at beginning of year	6,230	5,335
Cash and cash equivalents at end of period	$5,580	$4,255
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, January 31, 2026	1,107	$1,107	$—	$(351)	$9,434	$10,190
Net income	—	—	—	—	1,332	1,332
Other comprehensive (loss), net of tax	—	—	—	(20)	—	(20)
Cash dividends declared on common stock	—	—	—	—	(532)	(532)
Recognition of share-based compensation	—	—	42	—	—	42
Issuance of common stock under stock incentive plan and related tax effect	2	2	(3)	—	—	(1)
Common stock repurchased and retired	(4)	(4)	(39)	—	(565)	(608)
Balance, May 2, 2026	1,105	$1,105	$—	$(371)	$9,669	$10,403

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, February 1, 2025	1,119	$1,119	$—	$(609)	$7,883	$8,393
Net income	—	—	—	—	1,036	1,036
Other comprehensive income, net of tax	—	—	—	145	—	145
Cash dividends declared on common stock	—	—	—	—	(475)	(475)
Recognition of share-based compensation	—	—	33	—	—	33
Issuance of common stock under stock incentive plan and related tax effect	2	2	(13)	—	—	(11)
Common stock repurchased and retired	(5)	(5)	(20)	—	(593)	(618)
Balance, May 3, 2025	1,116	$1,116	$—	$(464)	$7,851	$8,503
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note A. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements and Notes thereto have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. These Consolidated Financial Statements and Notes thereto are unaudited and, in the opinion of management, reflect all normal recurring adjustments, accruals and deferrals among periods required to match costs properly with the related revenue or activity, considered necessary by The TJX Companies, Inc. (together with its subsidiaries, “TJX”) for a fair statement of its Consolidated Financial Statements for the periods reported, all in conformity with GAAP consistently applied. All intercompany transactions have been eliminated in consolidation. Investments for which the Company exercises significant influence but does not have control are accounted for under the equity method. The Consolidated Financial Statements and Notes thereto should be read in conjunction with the audited Consolidated Financial Statements, including the related notes, contained in TJX’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (“fiscal 2026”).
These interim results are not necessarily indicative of results for the full fiscal year. TJX’s business, in common with the businesses of retailers generally, is subject to seasonal influences, with higher levels of sales and income generally realized in the second half of the year.
The January 31, 2026 balance sheet data was derived from audited Consolidated Financial Statements and does not include all disclosures required by GAAP.
Fiscal Year
TJX’s fiscal year ends on the Saturday nearest to the last day of January of each year. The current fiscal year ends January 30, 2027 (“fiscal 2027”) and is a 52-week fiscal year. Fiscal 2026 was a 52-week fiscal year. “Fiscal 2028” will be a 52-week fiscal year and “fiscal 2029” will be a 53-week fiscal year and will end January 29, 2028 and February 3, 2029, respectively.
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
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In millions	May 2, 2026	May 3, 2025
Balance, beginning of year	$897	$824
Deferred revenue	406	387
Effect of exchange rate changes on deferred revenue	(0)	9
Revenue recognized	(472)	(444)
Balance, end of period	$831	$776
TJX recognized $472 million in gift card revenue for the three months ended May 2, 2026 and $444 million for the three months ended May 3, 2025. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

Leases
Supplemental cash flow information related to leases is as follows:

	Thirteen Weeks Ended
In millions	May 2, 2026	May 3, 2025
Operating cash flows paid for operating leases	$570	$541
Lease liabilities arising from obtaining right of use assets	$1,174	$553
Equity Investments
The Company has investments in Multibrand Outlet Stores S.A.P.I. de C.V. (“MOS”) and Brands for Less (“BFL”). Both investments are accounted for under the equity method of accounting and are recorded in Other assets on the Consolidated Balance Sheets. TJX reports the results of its share of the investments in MOS and BFL on a one-quarter lag, as their results are not expected to be available in time to be recorded in the concurrent period. Earnings from the investments in MOS and BFL are recorded in Selling, general & administrative expenses on the Consolidated Statements of Income and did not have a material impact on the Company’s results for the three months ended May 2, 2026 and May 3, 2025.
Additionally, both equity investments are evaluated for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. As of May 2, 2026, the Company determined that no impairments of its equity method investments existed.
Multibrand Outlet Stores
The Company has a 49% ownership stake in MOS, through a joint venture with Grupo Axo, S.A.P.I de C.V. (“Axo”). MOS is Axo’s off-price, physical store business in Mexico and includes a total of over 200 stores for its Promoda, Reduced, and Urban Store banners. TJX has the option to increase its ownership interest in the joint venture over the long term.
For the three months ended May 2, 2026, the carrying value of the Company’s equity investment in MOS was $226 million, which exceeds its share of MOS’ net assets by approximately $185 million. For the three months ended May 3, 2025, the carrying value of the Company’s equity investment in MOS was $177 million, which exceeds its share of MOS’ net assets by approximately $140 million. The difference primarily consists of goodwill and tradenames. Tradenames are definite-lived intangible assets and are amortized straight-line over their useful lives of 10 years. The carrying value of this equity investment is adjusted for the Company’s share of MOS’s results, tradename amortization, cumulative translation adjustments and additional capital contributions. The cumulative translation adjustment is recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive (loss) income.
Brands for Less
The Company has a 35% ownership stake in privately held BFL, representing a non-controlling, minority position. BFL currently operates over 100 stores, primarily in the UAE and Saudi Arabia, as well as an e-commerce business, and is the region’s only major off-price branded apparel, toys and home fashions retailer.
For the three months ended May 2, 2026, the carrying value of the Company’s equity investment in BFL was $340 million, which exceeds its share of BFL net assets by approximately $299 million. For the three months ended May 3, 2025, the carrying value of the Company’s equity investment in BFL was $335 million, which exceeds its share of BFL net assets by approximately $291 million. The difference primarily consists of goodwill and a tradename. The tradename is a definite-lived intangible asset and will be amortized straight-line over the useful life of 15 years. The carrying value of this equity investment is adjusted for the Company’s share of BFL’s results and tradename amortization.
Litigation Settlement Related to Credit Card Interchange Fees
During the fourth quarter of fiscal 2026, the Company entered into a settlement agreement to resolve litigation related to credit card interchange fees in which the Company was a plaintiff. The settlement resulted in a non-recurring gain of $419 million, net of legal expenses, which was recorded during the fourth quarter of fiscal 2026. Amounts related to the settlement were received during the quarter ended May 2, 2026 and reflected in operating activities of the Consolidated Statements of Cash Flows.
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
Note B. Property at Cost
The following table presents the components of property at cost:

In millions	May 2, 2026	January 31, 2026	May 3, 2025
Land and buildings	$2,969	$2,822	$2,603
Leasehold costs and improvements	5,587	5,466	4,944
Furniture, fixtures and equipment	9,686	9,519	8,992
Total property at cost	$18,242	$17,807	$16,539
Less: accumulated depreciation and amortization	9,795	9,587	8,985
Net property at cost	$8,447	$8,220	$7,554
Depreciation expense was $335 million and $295 million for the three months ended May 2, 2026 and May 3, 2025, respectively.
Non-cash investing activities consist of accrued capital additions of $214 million and $166 million as of the periods ended May 2, 2026 and May 3, 2025, respectively.
Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income are recorded net of taxes. The following table details the changes in Accumulated other comprehensive (loss) income for the twelve months ended January 31, 2026 and the three months ended May 2, 2026:

In millions and net of immaterial taxes	Foreign Currency Translation	Deferred Benefit Costs	Accumulated Other Comprehensive (Loss) Income
Balance, February 1, 2025	$(619)	$10	$(609)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	245	—	245
Recognition of net gains on benefit obligations, net of taxes	—	14	14
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred (losses), net of taxes	—	(1)	(1)
Balance, January 31, 2026	$(374)	$23	$(351)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	(20)	—	(20)
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	0	0
Balance, May 2, 2026	$(394)	$23	$(371)

Note D. Capital Stock and Earnings Per Share
Capital Stock
In February 2026, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of TJX common stock from time to time. Under this program and previously announced programs, TJX had approximately $3.5 billion available for repurchase as of May 2, 2026.
The following table provides share repurchases, excluding applicable excise tax:

	Thirteen Weeks Ended
In millions	May 2, 2026	May 3, 2025
Total number of shares repurchased and retired	3.8	5.1
Total cost	$604	$613
All shares repurchased under the stock repurchase programs have been retired. These expenditures were funded by cash on hand and cash generated from operations.
Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Thirteen Weeks Ended
Amounts in millions, except per share amounts	May 2, 2026	May 3, 2025
Basic earnings per share:
Net income	$1,332	$1,036
Weighted average common shares outstanding for basic earnings per share calculation	1,106	1,118
Basic earnings per share	$1.20	$0.93
Diluted earnings per share:
Net income	$1,332	$1,036
Weighted average common shares outstanding for basic earnings per share calculation	1,106	1,118
Assumed exercise/vesting of stock options and awards	14	14
Weighted average common shares outstanding for diluted earnings per share calculation	1,120	1,132
Diluted earnings per share	$1.19	$0.92
Cash dividends declared per share	$0.480	$0.425
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 3 million and 4 million antidilutive options excluded for the thirteen weeks ended May 2, 2026 and May 3, 2025, respectively.
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

Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel fuel requirements in the U.S. based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are economic hedges designed to mitigate the volatility of diesel fuel pricing, and the resulting per mile surcharges payable by TJX, by setting a fixed price per gallon for the period being hedged. Generally, the Company’s intention is to hedge approximately 50% of its estimated notional domestic diesel fuel requirements for the succeeding twelve months. The hedge agreements outstanding at May 2, 2026 relate to approximately 40% of TJX’s estimated notional diesel fuel requirements for the remainder of fiscal 2027 and the first quarter of fiscal 2028. These diesel fuel hedge agreements will settle throughout fiscal 2027 and throughout the first four months of fiscal 2028. Upon settlement, the realized gains and losses on these contracts are recorded in Cost of sales, including buying and occupancy costs. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at May 2, 2026 cover merchandise purchases the Company is committed to over the next several months in fiscal 2027. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their U.K. centralized buying function. Merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for Euro denominated merchandise purchases from third-party vendors. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this excess exposure. Upon settlement, the realized gains and losses on these contracts are recorded in Cost of sales, including buying and occupancy costs. TJX elected not to apply hedge accounting to these contracts.
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

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 2, 2026:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 2, 2026
Fair value hedges:
Intercompany balances, primarily debt:
	€83		£73	0.8788	Prepaid Exp	$1.4	$—	$1.4
A$	240	U.S.$	160	0.6648	(Accrued Exp)	—	(12.5)	(12.5)
	€200	U.S.$	237	1.1869	Prepaid Exp	1.7	—	1.7
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 0.8M – 3.9M gal per month	Float on 0.8M – 3.9M gal per month		N/A	Prepaid Exp	50.0	—	50.0
Intercompany billings in TJX International, primarily merchandise:
	€161		£140	0.8709	Prepaid Exp	1.7	—	1.7
Merchandise purchase commitments:
C$	985	U.S.$	720	0.7311	Prepaid Exp / (Accrued Exp)	0.5	(7.3)	(6.8)
C$	39		€24	0.6227	Prepaid Exp / (Accrued Exp)	0.1	(0.3)	(0.2)
	£552	U.S.$	740	1.3415	Prepaid Exp / (Accrued Exp)	1.0	(9.9)	(8.9)
zł	423		£87	0.2055	Prepaid Exp / (Accrued Exp)	1.4	(0.2)	1.2
A$	134	U.S.$	92	0.6875	(Accrued Exp)	—	(4.2)	(4.2)
U.S.$	125		€106	0.8487	Prepaid Exp / (Accrued Exp)	0.5	(0.7)	(0.2)
Total fair value of derivative financial instruments						$58.3	$(35.1)	$23.2

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 31, 2026:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 31, 2026
Fair value hedges:
Intercompany balances, primarily debt:
	€83		£73	0.8759	Prepaid Exp	$0.9	$—	0.9
A$	240	U.S.$	160	0.6648	(Accrued Exp)	—	(6.9)	(6.9)
	€200	U.S.$	234	1.1718	(Accrued Exp)	—	(3.2)	(3.2)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.2M – 3.9M gal per month	Float on 3.2M– 3.9M gal per month		N/A	Prepaid Exp	6.2	—	6.2
Intercompany billings in TJX International, primarily merchandise:
	€111		£96	0.8680	Prepaid Exp	0.2	—	0.2
Intercompany balances in TJX International:
	£168	U.S.$	226	1.3472	(Accrued Exp)	—	(3.6)	(3.6)
Merchandise purchase commitments:
C$	856	U.S.$	620	0.7241	Prepaid Exp / (Accrued Exp)	0.1	(10.8)	(10.7)
C$	37		€23	0.6176	Prepaid Exp / (Accrued Exp)	0.0	(0.1)	(0.1)
	£572	U.S.$	766	1.3386	(Accrued Exp)	—	(17.0)	(17.0)
zł	402		£83	0.2062	Prepaid Exp / (Accrued Exp)	0.7	(0.3)	0.4
A$	122	U.S.$	81	0.6621	(Accrued Exp)	—	(4.1)	(4.1)
U.S.$	87		€74	0.8495	Prepaid Exp / (Accrued Exp)	0.9	(0.1)	0.8
Total fair value of derivative financial instruments						$9.0	$(46.1)	$(37.1)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at May 3, 2025:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at May 3, 2025
Fair value hedges:
Intercompany balances, primarily debt:
	€80		£68	0.8522	(Accrued Exp)	$—	$(0.5)	$(0.5)
A$	210	U.S.$	135	0.6420	Prepaid Exp / (Accrued Exp)	1.4	(2.1)	(0.7)
U.S.$	67		£55	0.8177	Prepaid Exp	5.8	—	5.8
	£50	U.S.$	61	1.2222	(Accrued Exp)	—	(5.3)	(5.3)
	€200	U.S.$	220	1.1005	Prepaid Exp / (Accrued Exp)	0.1	(9.0)	(8.9)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.1M – 4.1M gal per month	Float on 3.1M – 4.1M gal per month		N/A	(Accrued Exp)	—	(16.1)	(16.1)
Intercompany billings in TJX International, primarily merchandise:
	€195		£167	0.8549	Prepaid Exp	0.8	—	0.8
Merchandise purchase commitments:
C$	926	U.S.$	655	0.7070	(Accrued Exp)	—	(18.1)	(18.1)
C$	31		€20	0.6546	Prepaid Exp / (Accrued Exp)	0.5	(0.0)	0.5
	£488	U.S.$	624	1.2778	Prepaid Exp / (Accrued Exp)	0.5	(24.9)	(24.4)
zł	489		£95	0.1950	Prepaid Exp / (Accrued Exp)	0.1	(2.4)	(2.3)
A$	93	U.S.$	59	0.6346	Prepaid Exp / (Accrued Exp)	0.0	(0.9)	(0.9)
U.S.$	109		€101	0.9204	Prepaid Exp / (Accrued Exp)	5.1	(0.2)	4.9
Total fair value of derivative financial instruments						$14.3	$(79.5)	$(65.2)

The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirteen Weeks Ended
In millions		May 2, 2026	May 3, 2025
Fair value hedges:
Intercompany balances, primarily debt	Selling, general and administrative expenses	$(1)	$(23)
Economic hedges for which hedge accounting was not elected:
Intercompany balances in TJX International	Selling, general and administrative expenses	4	—
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	47	(12)
Intercompany billings in TJX International, primarily merchandise	Cost of sales, including buying and occupancy costs	2	(3)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	2	(59)
Gain (loss) recognized in income		$54	$(97)
Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as exit price). The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In millions	May 2, 2026	January 31, 2026	May 3, 2025
Level 1
Assets:
Executive Savings Plan investments	$581.8	$561.6	$471.0
Level 2
Assets:
Foreign currency exchange contracts	$8.3	$2.8	$14.3
Diesel fuel contracts	50.0	6.2	—
Liabilities:
Foreign currency exchange contracts	$35.1	$46.1	$63.4
Diesel fuel contracts	—	—	16.1
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

The following table summarizes the carrying value and fair value estimates of the Company’s components of long-term debt:

	May 2, 2026		January 31, 2026		May 3, 2025
In millions	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2
Current portion of long-term debt	$999	$994	$999	$991	$—	$—
Long-term debt	$1,871	$1,730	$1,870	$1,738	$2,867	$2,669
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
The majority of the Company’s assets and liabilities are not measured at fair value on an ongoing basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended May 2, 2026, January 31, 2026 and May 3, 2025, the Company did not record any material impairments to long-lived assets.
Note G. Segment Information
TJX operates four segments. TJX defines its segments as those operations whose results are regularly reviewed by the Chief Executive Officer, who is the Company’s chief operating decision maker (“CODM”), to analyze performance and allocate resources. In the United States, the Marmaxx segment operates TJ Maxx, Marshalls, tjmaxx.com and marshalls.com and the HomeGoods segment operates HomeGoods and Homesense. The TJX Canada segment operates Winners, HomeSense and Marshalls in Canada, and the TJX International segment operates TK Maxx, Homesense, tkmaxx.com, tkmaxx.de, and tkmaxx.at in Europe and TK Maxx in Australia. In addition to the Company’s four segments, Sierra operates retail stores and sierra.com in the U.S. The results of Sierra are included in the Marmaxx segment.
All of TJX’s stores, with the exception of HomeGoods and HomeSense/Homesense, sell apparel and home fashions. HomeGoods and HomeSense/Homesense offer home fashions.
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

Presented below is financial information with respect to TJX’s segments:

	Thirteen Weeks Ended
In millions	May 2, 2026	May 3, 2025
United States:
Marmaxx
Net sales	$8,650	$8,052
Segment expenses(a)	7,381	6,945
Segment profit	$1,269	$1,107
HomeGoods
Net sales	$2,506	$2,254
Segment expenses(a)	2,183	2,024
Segment profit	$323	$230
TJX Canada
Net sales	$1,285	$1,144
Segment expenses(a)	1,135	1,022
Segment profit	$150	$122
TJX International
Net sales	$1,882	$1,661
Segment expenses(a)	1,795	1,589
Segment profit	$87	$72
Total TJX
Net sales	$14,323	$13,111
Segment expenses(a)	12,494	11,580
Segment profit	$1,829	$1,531
General corporate expense	143	215
Interest (income) expense, net	(35)	(30)
Income before income taxes	$1,721	$1,346
(a)    Segment expenses for each reportable segment include cost of sales and selling, general and administrative expenses. Cost of sales includes buying and occupancy costs, cost of merchandise sold, and other expenses. Selling, general and administrative expenses include store payroll and benefit costs, communication costs, and other expenses. Refer to Note A - Basis of Presentation and Summary of Accounting Policies of Notes to Consolidated Financial Statements included in TJX’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 for more information on the classifications.
The following table presents identifiable assets by segment:

In millions	May 2, 2026	January 31, 2026	May 3, 2025
Identifiable assets:
United States:
Marmaxx	$16,612	$15,789	$14,747
HomeGoods	4,234	4,307	4,172
TJX Canada	2,646	2,485	2,333
TJX International	4,956	4,916	4,534
Segment identifiable assets	$28,448	$27,497	$25,786
Corporate(a)	7,710	8,270	6,072
Total identifiable assets	$36,158	$35,767	$31,858
(a)Corporate identifiable assets primarily include cash and trust assets from the Executive Savings Plan and the equity method investments. Consolidated cash, including that held by foreign entities, is reported with Corporate assets for consistency with segment reporting in the U.S.

The following table presents capital expenditures and depreciation and amortization by segment:

	Thirteen Weeks Ended
In millions	May 2, 2026	May 3, 2025
Capital expenditures:
United States:
Marmaxx	$374	$339
HomeGoods	69	61
TJX Canada	150	34
TJX International	69	63
Total capital expenditures	$662	$497
Depreciation and amortization:
United States:
Marmaxx	$190	$165
HomeGoods	60	56
TJX Canada	28	24
TJX International	57	50
Segment depreciation and amortization	$335	$295
Corporate(a)	1	1
Total depreciation and amortization	$336	$296
(a)Includes debt discount accretion and debt expense amortization.
Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In millions	May 2, 2026	May 3, 2025	May 2, 2026	May 3, 2025
Service cost	$7	$7	$1	$0
Interest cost	19	19	2	2
Expected return on plan assets	(22)	(22)	—	—
Amortization of prior service (credit) and net actuarial loss	(0)	(0)	0	0
Total expense	$4	$4	$3	$2
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
The amounts included in Amortization of prior service (credit) and net actuarial loss in the table above have been reclassified in their entirety from Accumulated other comprehensive (loss) income to the Consolidated Statements of Income, net of related tax effects, for the periods presented.

Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt as of May 2, 2026, January 31, 2026 and May 3, 2025. All amounts are net of unamortized debt discounts.

In millions and net of immaterial unamortized debt discounts	May 2, 2026	January 31, 2026	May 3, 2025
General corporate debt:
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount)	$999	$999	$998
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount)	500	500	500
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount)	496	496	496
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount)	500	500	500
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount)	383	383	383
Total debt	2,878	2,878	2,877
Current maturities of long-term debt, net of debt issuance costs	(999)	(999)	—
Debt issuance costs	(8)	(9)	(10)
Long-term debt	$1,871	$1,870	$2,867
Credit Facilities
As of May 2, 2026, the Company has two revolving credit facilities, a $750 million senior unsecured revolving credit facility maturing in May 2029 and a $750 million senior unsecured revolving credit facility maturing in May 2030. Borrowings under the revolving credit facilities bear interest at a rate per annum equal to the term secured overnight financing rate plus a margin of 45.0 - 87.5 basis points, depending on the Company’s public debt rating.
As of May 2, 2026, January 31, 2026 and May 3, 2025, and during the quarters and year then ended, there were no amounts outstanding under these facilities. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.
Note J. Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, making permanent certain expiring provisions of the Tax Cuts and Jobs Act, including 100% accelerated depreciation deductions on qualified property and immediate expensing of domestic research and development costs, as well as modifying some of the international tax rules. These changes have not had a material impact on the Company’s income tax provision for the first quarter of fiscal 2027.
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
The effective income tax rate was 22.6% for the first quarter of fiscal 2027 and 23.0% for the first quarter of fiscal 2026. The decrease in the effective income tax rate for the first quarter of fiscal 2027 was primarily due to the increase in an excess tax benefit from share-based compensation and a benefit from the acquisition of federal tax credits, partially offset by a reduction of benefits from audit settlements.
TJX is subject to U.S. federal income tax as well as income tax in multiple state, local and foreign jurisdictions. For the U.S. federal income tax purposes, fiscal years through 2010 are no longer subject to examination. The Company is under examination in various jurisdictions, including the U.S. (federal, state, and local) as well as foreign, and believes it has adequately provided for all tax positions in such jurisdictions.

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
Other Matters
In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). The Company estimates it has paid approximately $490 million in IEEPA related tariffs. U.S. Customs and Border Patrol (“CBP”) has established a phased administrative process for submitting refund claims for certain IEEPA tariffs. However, the amount, timing and likelihood of any refund recovery remain uncertain. The amount of any refunds, if received, may not equal the full amount of IEEPA related tariffs paid, and any refunds remain subject to further legal, regulatory or administrative developments.
As of May 2, 2026, the Company has not recorded a receivable for any potential refunds and continues to monitor ongoing legal, administrative and regulatory processes. The Company will recognize a receivable and associated income if the right to receive such amounts becomes realized or realizable in accordance with ASC 450, Contingencies.
Subsequent to the end of the first quarter of fiscal 2027, the Company filed for refunds that it believes are eligible under phase 1 of the CBP process and as of May 29, 2026, have received an immaterial amount in refunds.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (first quarter) Ended May 2, 2026
Compared to
The Thirteen Weeks (first quarter) Ended May 3, 2025
OVERVIEW
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
RESULTS OF OPERATIONS
As an overview of our financial performance, results for the quarter ended May 2, 2026 include the following:
–Net sales increased 9% to $14.3 billion for the first quarter of fiscal 2027 versus last year’s first quarter sales of $13.1 billion. As of May 2, 2026, both the number of stores in operation and the selling square footage increased approximately 3% compared to the end of the first quarter of fiscal 2026.
–Consolidated comp sales increased 6% for the first quarter of fiscal 2027. See Net Sales below for our definition of comp sales.
–Diluted earnings per share for the first quarter of fiscal 2027 were $1.19 versus $0.92 in the first quarter of fiscal 2026.
–Pre-tax profit margin (the ratio of pre-tax income to net sales) for the first quarter of fiscal 2027 was 12.0%, a 1.7 percentage point increase compared with 10.3% in the first quarter of fiscal 2026.
–Our cost of sales, including buying and occupancy costs, ratio for the first quarter of fiscal 2027 was 68.7%, a 1.8 percentage point decrease compared with 70.5% in the first quarter of fiscal 2026.
–Our selling, general and administrative (“SG&A”) expense ratio for the first quarter of fiscal 2027 was 19.5%, a 0.1 percentage point increase compared with 19.4% in the first quarter of fiscal 2026.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites, were up 7% at the end of the first quarter of fiscal 2027 compared to the first quarter of fiscal 2026.
–During the first quarter of fiscal 2027, we returned $1.1 billion to our shareholders through share repurchases and dividends.
Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales:

	Thirteen Weeks Ended
	May 2, 2026	May 3, 2025
Net sales	100.0%	100.0%
Cost of sales, including buying and occupancy costs	68.7	70.5
Selling, general and administrative expenses	19.5	19.4
Interest (income) expense, net	(0.2)	(0.2)
Income before income taxes*	12.0%	10.3%
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
In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). We estimate we have paid approximately $490 million in IEEPA related tariffs. U.S. Customs and Border Patrol (“CBP”) has established a phased administrative process for submitting refund claims for certain IEEPA tariffs. However, the amount, timing and likelihood of any refund recovery remain uncertain. The amount of any refunds, if received, may not equal the full amount of IEEPA related tariffs paid, and any refunds remain subject to further legal, regulatory or administrative developments.
As of May 2, 2026, we have not recorded a receivable for any potential refunds and continue to monitor ongoing legal, administrative and regulatory processes. We will recognize a receivable and associated income if the right to receive such amounts becomes realized or realizable in accordance with ASC 450, Contingencies. Subsequent to the end of the first quarter of fiscal 2027, we filed for refunds that we believe are eligible under phase 1 of the CBP process and as of May 29, 2026 have received an immaterial amount in refunds.
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
Uncertainty remains regarding the continued impact on our direct imports, indirect imports, vendor and competitor pricing, consumer demand, tariff pass-throughs and retaliatory tariffs. We will continue to closely monitor developments related to tariffs and evaluate their potential impact on our business and financial condition.
Net Sales
Net sales for the quarter ended May 2, 2026 totaled $14.3 billion, a 9% increase versus first quarter fiscal 2026 net sales of $13.1 billion. This increase reflects a 6% increase in comp sales, a 2% increase from non-comp sales and a 1% positive impact from foreign currency. Net sales from our e-commerce sites combined amounted to approximately 2% of total sales for each of the first quarters of fiscal 2027 and fiscal 2026.
Comp sales increased 6% and 3% for the first quarter of fiscal 2027 and fiscal 2026, respectively. Both apparel comp sales growth (as defined below) and home comp sales growth (as defined below) performed in line with comp sales growth for the first quarter of fiscal 2027. Comp sales for the first quarter of fiscal 2027 were driven by a higher average basket and an increase in customer transactions.
As of May 2, 2026, both our store count and selling square footage increased approximately 3% compared to the end of the first quarter last year.
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 68.7% for the first quarter of fiscal 2027, a decrease of 1.8 percentage points compared to 70.5% for the first quarter of fiscal 2026.
The decrease in the cost of sales ratio, including buying and occupancy costs, for the first quarter of fiscal 2027 was driven by favorable merchandise margin due to higher markon, the favorable year-over-year impact related to the mark-to-market adjustments on inventory and fuel hedges and expense leverage on higher comp sales.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, was 19.5% for the first quarter of fiscal 2027, an increase of 0.1 percentage points compared to 19.4% for the first quarter of fiscal 2026.

Interest (Income) Expense, net
The components of interest (income) expense, net are summarized below:

	Thirteen Weeks Ended
In millions	May 2, 2026	May 3, 2025
Interest expense	$20	$20
Capitalized interest	(2)	(2)
Interest (income)	(53)	(48)
Interest (income) expense, net	$(35)	$(30)
Interest (income) expense, net increased for the first quarter of fiscal 2027 compared to the same period in fiscal 2026, primarily due to an increase in interest income driven by a higher average cash balance, partially offset by a decrease in prevailing rates.
Provision for Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, making permanent certain expiring provisions of the Tax Cuts and Jobs Act, including 100% accelerated depreciation deductions on qualified property and immediate expensing of domestic research and development costs, as well as modifying some of the international tax rules. These changes have not had a material impact on our income tax provision for the first quarter of fiscal 2027, and we do not expect them to have a material impact on our income tax provision for the fiscal year.
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
The effective income tax rate was 22.6% for the first quarter of fiscal 2027 and 23.0% for the first quarter of fiscal 2026. The decrease in the effective tax rate for the first quarter of fiscal 2027 was primarily due to the increase in an excess tax benefit from share-based compensation and a benefit from the acquisition of federal tax credits, partially offset by a reduction of benefits from audit settlements.
Net Income and Diluted Earnings Per Share
Net income was $1.3 billion, or $1.19 per diluted share, and $1 billion, or $0.92 per diluted share, for the first quarter of fiscal 2027 and fiscal 2026, respectively. Foreign currency had a $0.01 positive impact on diluted earnings per share for the first quarter of fiscal 2027 and a $0.02 negative impact on diluted earnings per share for the first quarter of fiscal 2026.
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

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended
U.S. dollars in millions	May 2, 2026	May 3, 2025
Net sales	$8,650	$8,052
Segment profit	$1,269	$1,107
Segment profit margin	14.7%	13.7%
Comp sales	6%	2%
Stores in operation at end of period:
TJ Maxx	1,354	1,338
Marshalls	1,265	1,234
Sierra	153	123
Total	2,772	2,695
Selling square footage at end of period (in millions):
TJ Maxx	30	30
Marshalls	28	27
Sierra	2	2
Total	60	59
Net Sales
Net sales for Marmaxx were $8.7 billion for the first quarter of fiscal 2027, an increase of 7% compared to $8.1 billion for the first quarter of fiscal 2026. This increase in the first quarter reflects a 6% increase from comp sales and a 1% increase from non-comp sales.
For the first quarter of fiscal 2027, the increase in comp sales was driven by a higher average basket and an increase in customer transactions. Marmaxx apparel comp sales growth outperformed home comp sales growth for the first quarter of fiscal 2027. Geographically, each region performed in line with comp sales growth for the first quarter of fiscal 2027.
Segment Profit Margin
Segment profit margin increased to 14.7% for the first quarter of fiscal 2027 compared to 13.7% for the same period last year. The increase in segment profit margin for the first quarter of fiscal 2027 was primarily driven by favorable merchandise margin due to higher markon and expense leverage on higher comp sales.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented approximately 3% of Marmaxx’s net sales for the first quarter of fiscal 2027 and fiscal 2026, and did not have a significant impact on year-over-year segment margin comparisons.

HomeGoods

	Thirteen Weeks Ended
U.S. dollars in millions	May 2, 2026	May 3, 2025
Net sales	$2,506	$2,254
Segment profit	$323	$230
Segment profit margin	12.9%	10.2%
Comp sales	9%	4%
Stores in operation at end of period:
HomeGoods	969	950
Homesense	84	75
Total	1,053	1,025
Selling square footage at end of period (in millions):
HomeGoods	18	17
Homesense	2	2
Total	20	19
Net Sales
Net sales for HomeGoods were $2.5 billion for the first quarter of fiscal 2027, an increase of 11%, compared to $2.3 billion for the first quarter of fiscal 2026. This increase in the first quarter reflects a 9% increase from comp sales and a 2% increase from non-comp sales.
The increase in comp sales was driven by a higher average basket and an increase in customer transactions for the first quarter of fiscal 2027. Geographically, all regions saw strong comp sales growth with comp sales growth being strongest in the Midwest for the first quarter of fiscal 2027.
Segment Profit Margin
Segment profit margin increased to 12.9% for the first quarter of fiscal 2027 compared to 10.2% for the same period last year. This increase in segment profit margin for the first quarter of fiscal 2027 was driven by favorable merchandise margin, expense leverage on higher comp sales and lower supply chain and store costs. Merchandise margin reflects lower freight costs and favorable markon, partially offset by higher markdowns.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended
U.S. dollars in millions	May 2, 2026	May 3, 2025
Net sales	$1,285	$1,144
Segment profit	$150	$122
Segment profit margin	11.7%	10.7%
Comp sales	7%	5%
Stores in operation at end of period:
Winners	319	310
HomeSense	162	161
Marshalls	112	110
Total	593	581
Selling square footage at end of period (in millions):
Winners	7	7
HomeSense	3	3
Marshalls	2	2
Total	12	12
Net Sales
Net sales for TJX Canada were $1.3 billion for the first quarter of fiscal 2027, an increase of 12%, compared to $1.1 billion for the first quarter of fiscal 2026. This increase in the first quarter reflects a 7% increase in comp sales, a positive foreign currency impact of 3% and a 2% increase in non-comp sales.
The increase in comp sales for the first quarter of fiscal 2027 was driven by an increase in customer transactions and a higher average basket.
Segment Profit Margin
Segment profit margin increased to 11.7% for the first quarter of fiscal 2027 compared to 10.7% for the same period last year. This increase for the first quarter of fiscal 2027 was primarily driven by expense leverage on higher comp sales and the year-over-year benefit from unfavorable transactional foreign exchange last year.

TJX International

	Thirteen Weeks Ended
U.S. dollars in millions	May 2, 2026	May 3, 2025
Net sales	$1,882	$1,661
Segment profit	$87	$72
Segment profit margin	4.6%	4.3%
Comp sales	4%	5%
Stores in operation at end of period:
TK Maxx (Europe)	679	662
Homesense (Europe)	74	74
TK Maxx (Australia)	91	84
Total	844	820
Selling square footage at end of period (in millions):
TK Maxx (Europe)	13	13
Homesense (Europe)	1	1
TK Maxx (Australia)	2	1
Total	16	15
Net Sales
Net sales for TJX International were $1.9 billion for the first quarter of fiscal 2027, an increase of 13%, compared to $1.7 billion for the first quarter of fiscal 2026. This increase in the first quarter reflects a positive foreign currency impact of 6%, a 4% increase in comp sales and a 3% increase in non-comp sales.
The increase in comp sales for the first quarter of fiscal 2027 was driven by an increase in customer transactions and a higher average basket.
E-commerce sales represented approximately 3% of TJX International’s net sales for the first quarter of fiscal 2027 and approximately 4% for the first quarter of fiscal 2026.
Segment Profit Margin
Segment profit margin increased to 4.6% for the first quarter of fiscal 2027 compared to 4.3% for the same period last year. This increase for the first quarter of fiscal 2027 was primarily due to favorable merchandise margin, partially offset by incremental store wage. Within merchandise margin, higher markon, driven by the positive impact of transactional foreign exchange on the cost of merchandise, was partially offset by higher markdowns.
GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended
In millions	May 2, 2026	May 3, 2025
General corporate expense	$143	$215
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in cost of sales, including buying and occupancy costs.
The decrease in general corporate expense for the first quarter of fiscal 2027 was primarily driven by the favorable year-over-year impact related to the mark-to-market adjustments on inventory and fuel hedge, partially offset by higher incentive compensation costs.

ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of May 2, 2026, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended May 2, 2026, are adequate to meet our operating needs for the foreseeable future. Our 2.25% ten-year Notes due September 2026 will mature during our third quarter of fiscal 2027 and are included within our current maturities of long-term debt. For more information, see Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
As of May 2, 2026, we held $5.6 billion in cash. Our foreign subsidiaries held $1.3 billion in cash, including approximately $730 million, primarily in Europe, which represents working capital and is considered indefinitely reinvested. Cash generated from earnings in certain foreign subsidiaries in fiscal 2027 and onward will not be considered indefinitely reinvested. We have provided for and recorded a deferred tax liability for all applicable taxes on undistributed earnings of our foreign subsidiaries that are not indefinitely reinvested through May 2, 2026. If we repatriate cash from such subsidiaries, we should not incur additional tax expense and our cash would be reduced by the amount of withholding taxes paid.
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
Operating Activities
Operating activities resulted in net cash inflows of $1.1 billion for the three months ended May 2, 2026 and $394 million for the three months ended May 3, 2025.
Operating cash flows increased $725 million compared to fiscal 2026 primarily due to a decrease of prepaid expenses and other current assets related to the receipt of the credit card interchange fees settlement and an increase in net income.
Investing Activities
Investing activities resulted in net cash outflows of $673 million for the three months ended May 2, 2026 and $503 million for the three months ended May 3, 2025. The cash outflows for both periods were driven by capital expenditures.
Capital expenditures in the first three months of fiscal 2027 primarily reflected store improvements and renovations, investments in our new stores, as well as investments in our distribution centers and offices, including information technology. We anticipate that capital spending for the full fiscal year 2027 will be approximately $2.2 billion to $2.3 billion. We plan to fund these expenditures with our existing cash balances and through internally generated funds.
Financing Activities
Financing activities resulted in net cash outflows of $1.1 billion for the first three months of fiscal 2027 and $1 billion for the first three months of fiscal 2026. The cash outflows for both periods were primarily driven by equity repurchases and dividend payments.
Equity
Under our stock repurchase programs, we paid $604 million to repurchase and retire 3.8 million shares of our stock in the first three months of fiscal 2027 and we paid $613 million to repurchase and retire 5.1 million shares of our stock in the first three months of fiscal 2026.
We currently plan to repurchase approximately $2.75 billion to $3.0 billion of common stock under our stock repurchase programs for fiscal 2027. As of May 2, 2026, approximately $3.5 billion remained available under our existing stock repurchase programs. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
Dividends
We declared quarterly dividends on our common stock of $0.48 per share for the first three months of fiscal 2027 and $0.425 per share for the first three months of fiscal 2026. Cash payments for dividends on our common stock totaled $474 million for the first three months of fiscal 2027 and $424 million for the first three months of fiscal 2026.

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the critical accounting estimates as discussed in TJX's Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
For a discussion of accounting standards, see Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in TJX’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 and Note A—Basis of Presentation and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains “forward-looking statements.” These forward-looking statements generally can be identified by the use of words such as “aim,” “anticipate,” “approximately,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “plan,” “potential,” “project,” “seek,” “should,” “strive,” “target,” “will,” and “would,” or any variations of these words or other words with similar meanings. These forward-looking statements address various matters that we intend, expect or believe may occur in the future, including, among others, some of the statements in this Form 10-Q under Item 1, “Consolidated Financial Statements” and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” relating to, among others, the Company's anticipated operating and financial performance, business plans and prospects, investments, the availability of merchandise, execution of our business model, payment of dividends, plans for future stock repurchases, future use and availability of cash and cash equivalents, expected capital expenditures, trends in demand for our products, the impact of foreign exchange rates, expectations with respect to future store openings, the recovery of tariff refunds and the impact of fuel resources and supply chain on our inventory flow and financial performance and plans with respect to long-term indebtedness. Each forward-looking statement contained in this Form 10-Q is inherently subject to risks, uncertainties and potentially inaccurate assumptions that could cause actual results to differ materially from those expressed or implied by such statement.
We cannot guarantee that the results and other expectations expressed, anticipated, or implied in any forward-looking statement will be realized. Applicable risks and uncertainties include, among others: execution of buying strategy and inventory management; customer trends and preferences; competition; various marketing efforts; operational and business expansion; management of large size and scale; merchandise sourcing and transport; international trade and tariff policies; data security and maintenance and development of information technology systems; labor costs and workforce challenges; personnel recruitment, training, and retention; corporate and retail banner reputation; evolving corporate governance and public disclosure regulations and expectations with respect to environmental, social, and governance matters; expanding international operations; fluctuations in anticipated quarterly and annual operating results, financial performance, business plan prospects, investments and market expectations; inventory or asset loss; cash flow and plans with respect to long-term indebtedness; mergers, acquisitions, or business investments and divestitures, closings or business consolidations; real estate activities; economic conditions and consumer spending; market instability; severe weather, serious disruptions or catastrophic events; disproportionate impact of disruptions during certain seasons of the fiscal year; commodity availability and pricing; fluctuations in currency exchange rates; fluctuations in fuel prices; compliance with laws, regulations and orders and changes in laws, regulations and applicable accounting standards; outcomes of litigation, legal proceedings and other legal or regulatory matters; quality, safety and other issues with our merchandise; tax matters; and other factors set forth under Item 1A of our most recent Annual Report on Form 10-K for the fiscal year ended January 31, 2026, as well as the other information we file with the U.S. Securities and Exchange Commission (“SEC”).
We caution investors, potential investors, and others not to place considerable reliance on the forward-looking statements contained in this Form 10-Q. You are encouraged to read our filings with the SEC and any further disclosures we may make in our future reports to the SEC, available at www.sec.gov, on our website, or otherwise, for a discussion of these and other risks and uncertainties. Our forward-looking statements in this report speak only as of the date of this Form 10-Q, and we undertake no obligation to update or revise any of these statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized. Our business is subject to substantial risks and uncertainties, including those referenced above. Investors, potential investors and others should give careful consideration to these risks and uncertainties.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in our primary risk exposures or management of market risks from those disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.

Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 2, 2026 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended May 2, 2026 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Legal Contingencies in Note K—Contingent Obligations, Contingencies, and Commitments of Notes to Consolidated Financial Statements for information on legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 31, 2026, as filed with the Securities Exchange Commission on March 31, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
INFORMATION ON SHARE REPURCHASES
The number of shares of common stock repurchased by TJX during the first quarter of fiscal 2027 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
February 1, 2026 through February 28, 2026	646,407	$154.40	646,407	$3,970,048,067
March 1, 2026 through April 4, 2026	1,665,217	$157.64	1,665,217	$3,707,550,807
April 5, 2026 through May 2, 2026	1,519,344	$159.28	1,519,344	$3,465,549,675
Total	3,830,968		3,830,968
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2026, we announced that our Board of Directors had approved a new stock repurchase program that authorized the repurchase of up to an additional $3.0 billion of our common stock from time to time. Under this program and previously announced programs, we had approximately $3.5 billion available for repurchase as of May 2, 2026.
Item 5. Other Information
During the fiscal quarter ended May 2, 2026, none of our directors or officers adopted, materially modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.

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
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2026, formatted in Inline XBRL (included in Exhibit 101)
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

Date: May 29, 2026
/s/ John Klinger
John Klinger, Chief Financial Officer
(Principal Financial and Accounting Officer)