Form 10-Q
period 2026-08-01
TJX COMPANIES INC /DE/
filed 2026-08-28
CIK 109198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares of registrant’s common stock outstanding as of August 21, 2026: 1,099,974,061

The TJX Companies, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
IN MILLIONS EXCEPT PER SHARE AMOUNTS

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$15,180	$14,401	$29,503	$27,512
Cost of sales, including buying and occupancy costs	10,108	9,976	19,951	19,222
Selling, general and administrative expenses	3,085	2,805	5,879	5,354
Interest (income) expense, net	(31)	(27)	(66)	(57)
Income before income taxes	2,018	1,647	3,739	2,993
Provision for income taxes	498	404	887	714
Net income	$1,520	$1,243	$2,852	$2,279
Basic earnings per share	$1.38	$1.11	$2.58	$2.04
Weighted average common shares – basic	1,104	1,115	1,105	1,116
Diluted earnings per share	$1.36	$1.10	$2.55	$2.02
Weighted average common shares – diluted	1,117	1,128	1,118	1,130
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	August 1, 2026	August 2, 2025
Net income	$1,520	$1,243
Additions to other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of related tax benefit of $1 in fiscal 2027 and of $0 in fiscal 2026	(45)	19
Reclassifications from other comprehensive (loss) income, net of tax, to net income:
Amortization of prior service cost and deferred gains/(losses), net of related tax provision of $0.0 in fiscal 2027 and tax benefit of $0.0 in fiscal 2026	0	(0)
Other comprehensive (loss) income, net of tax	$(45)	$19
Total comprehensive income	$1,475	$1,262

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Net income	$2,852	$2,279
Additions to other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments, net of related tax provision of $0 in fiscal 2027 and of $3 in fiscal 2026	(65)	164
Reclassifications from other comprehensive (loss) income, net of tax, to net income:
Amortization of prior service cost and deferred gains/(losses), net of related tax provision of $0.0 in fiscal 2027 and tax benefit of $0.1 in fiscal 2026	0	(0)
Other comprehensive (loss) income, net of tax	$(65)	$164
Total comprehensive income	$2,787	$2,443
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
IN MILLIONS, EXCEPT SHARE AMOUNTS

	August 1, 2026	January 31, 2026	August 2, 2025
Assets
Current assets:
Cash and cash equivalents	$6,004	$6,230	$4,639
Accounts receivable, net	665	602	600
Merchandise inventories	7,862	7,297	7,372
Prepaid expenses and other current assets	730	1,065	562
Federal, state and foreign income taxes recoverable	68	8	105
Total current assets	15,329	15,202	13,278
Net property at cost	8,567	8,220	7,775
Non-current deferred income taxes, net	146	147	142
Operating lease right of use assets	11,154	10,330	9,978
Goodwill	97	96	95
Other assets	1,822	1,772	1,617
Total assets	$37,115	$35,767	$32,885
Liabilities
Current liabilities:
Accounts payable	$5,024	$4,575	$4,698
Accrued expenses and other current liabilities	5,372	5,891	4,776
Current portion of operating lease liabilities	1,714	1,726	1,669
Current portion of long-term debt	1,000	999	—
Federal, state and foreign income taxes payable	250	170	165
Total current liabilities	13,360	13,361	11,308
Other long-term liabilities	1,168	1,184	1,042
Non-current deferred income taxes, net	333	268	217
Long-term operating lease liabilities	9,732	8,894	8,585
Long-term debt	1,871	1,870	2,867
Commitments and contingencies (See Note K)
Shareholders’ equity
Preferred stock, authorized 5,000,000 shares, par value $1, no shares issued	—	—	—
Common stock, authorized 1,800,000,000 shares, par value $1, issued and outstanding 1,101,167,677; 1,107,087,991 and 1,112,799,116 shares respectively	1,101	1,107	1,113
Additional paid-in capital	—	—	—
Accumulated other comprehensive (loss) income	(416)	(351)	(445)
Retained earnings	9,966	9,434	8,198
Total shareholders’ equity	10,651	10,190	8,866
Total liabilities and shareholders’ equity	$37,115	$35,767	$32,885
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
IN MILLIONS

	Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025
Cash flows from operating activities:
Net income	$2,852	$2,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	676	604
Loss on property disposals and impairment charges	2	2
Deferred income tax provision	64	71
Share-based compensation	85	76
Changes in assets and liabilities:
(Increase) in accounts receivable	(66)	(43)
(Increase) in merchandise inventories	(603)	(845)
(Increase) in income taxes recoverable	(60)	(36)
Decrease in prepaid expenses and other current assets	390	18
Increase in accounts payable	470	388
(Decrease) in accrued expenses and other liabilities	(539)	(373)
Increase in income taxes payable	190	84
Increase (decrease) in net operating lease liabilities	5	(5)
Other, net	(121)	(35)
Net cash provided by operating activities	3,345	2,185
Cash flows from investing activities:
Property additions	(1,159)	(958)
Purchase of equity investments	(5)	(5)
Purchases of investments	(28)	(21)
Sales and maturities of investments	24	15
Net cash (used in) investing activities	(1,168)	(969)
Cash flows from financing activities:
Payments for repurchase of common stock	(1,418)	(1,144)
Cash dividends paid	(1,005)	(898)
Proceeds from issuance of common stock	134	104
Other	(73)	(64)
Net cash (used in) financing activities	(2,362)	(2,002)
Effect of exchange rate changes on cash	(41)	90
Net (decrease) in cash and cash equivalents	(226)	(696)
Cash and cash equivalents at beginning of year	6,230	5,335
Cash and cash equivalents at end of period	$6,004	$4,639
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, May 2, 2026	1,105	$1,105	$—	$(371)	$9,669	$10,403
Net income	—	—	—	—	1,520	1,520
Other comprehensive (loss), net of tax	—	—	—	(45)	—	(45)
Cash dividends declared on common stock	—	—	—	—	(529)	(529)
Recognition of share-based compensation	—	—	43	—	—	43
Issuance of common stock under stock incentive plan and related tax effect	1	1	62	—	(1)	62
Common stock repurchased and retired	(5)	(5)	(105)	—	(693)	(803)
Balance, August 1, 2026	1,101	$1,101	$—	$(416)	$9,966	$10,651

	Thirteen Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, May 3, 2025	1,116	$1,116	$—	$(464)	$7,851	$8,503
Net income	—	—	—	—	1,243	1,243
Other comprehensive income, net of tax	—	—	—	19	—	19
Cash dividends declared on common stock	—	—	—	—	(475)	(475)
Recognition of share-based compensation	—	—	43	—	—	43
Issuance of common stock under stock incentive plan and related tax effect	1	1	51	—	(1)	51
Common stock repurchased and retired	(4)	(4)	(94)	—	(420)	(518)
Balance, August 2, 2025	1,113	$1,113	$—	$(445)	$8,198	$8,866
The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

THE TJX COMPANIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)
IN MILLIONS

	Twenty-Six Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, January 31, 2026	1,107	$1,107	$—	$(351)	$9,434	$10,190
Net income	—	—	—	—	2,852	2,852
Other comprehensive (loss), net of tax	—	—	—	(65)	—	(65)
Cash dividends declared on common stock	—	—	—	—	(1,061)	(1,061)
Recognition of share-based compensation	—	—	85	—	—	85
Issuance of common stock under stock incentive plan and related tax effect	3	3	59	—	(1)	61
Common stock repurchased and retired	(9)	(9)	(144)	—	(1,258)	(1,411)
Balance, August 1, 2026	1,101	$1,101	$—	$(416)	$9,966	$10,651

	Twenty-Six Weeks Ended
	Common Stock
	Shares	Par Value $1	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
Balance, February 1, 2025	1,119	$1,119	$—	$(609)	$7,883	$8,393
Net income	—	—	—	—	2,279	2,279
Other comprehensive income, net of tax	—	—	—	164	—	164
Cash dividends declared on common stock	—	—	—	—	(950)	(950)
Recognition of share-based compensation	—	—	76	—	—	76
Issuance of common stock under stock incentive plan and related tax effect	3	3	38	—	(1)	40
Common stock repurchased and retired	(9)	(9)	(114)	—	(1,013)	(1,136)
Balance, August 2, 2025	1,113	$1,113	$—	$(445)	$8,198	$8,866
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
Deferred Gift Card Revenue
The following table presents deferred gift card revenue activity:

In millions	August 1, 2026	August 2, 2025
Balance, beginning of year	$897	$824
Deferred revenue	895	861
Effect of exchange rate changes on deferred revenue	(4)	9
Revenue recognized	(963)	(920)
Balance, end of period	$825	$774
TJX recognized $491 million in gift card revenue for the three months ended August 1, 2026 and $476 million for the three months ended August 2, 2025. Gift cards are combined in one homogeneous pool and are not separately identifiable. As such, the revenue recognized consists of gift cards that were part of the deferred revenue balance at the beginning of the period as well as gift cards that were issued during the period.

Leases
Supplemental cash flow information related to leases is as follows:

	Twenty-Six Weeks Ended
In millions	August 1, 2026	August 2, 2025
Operating cash flows paid for operating leases	$1,147	$1,091
Lease liabilities arising from obtaining right of use assets	$1,832	$1,047
Equity Investments
The Company has investments in Multibrand Outlet Stores S.A.P.I. de C.V. (“MOS”) and Brands for Less (“BFL”). Both investments are accounted for under the equity method of accounting and are recorded in Other assets on the Consolidated Balance Sheets. TJX reports the results of its share of the investments in MOS and BFL on a one-quarter lag, as their results are not expected to be available in time to be recorded in the concurrent period. Earnings from the investments in MOS and BFL are recorded in Selling, general & administrative expenses on the Consolidated Statements of Income and did not have a material impact on the Company’s results for the six months ended August 1, 2026 and August 2, 2025.
Additionally, both equity investments are evaluated for indicators of impairment on a periodic basis or whenever events or circumstances indicate the carrying amount may be other-than-temporarily impaired. As of August 1, 2026, the Company determined that no impairments of its equity method investments existed.
Multibrand Outlet Stores
The Company has a 49% ownership stake in MOS, through a joint venture with Grupo Axo, S.A.P.I de C.V. (“Axo”). MOS is Axo’s off-price, physical store business in Mexico and includes a total of over 200 stores for its Promoda, Reduced, and Urban Store banners. TJX has the option to increase its ownership interest in the joint venture over the long term.
As of August 1, 2026, the carrying value of the Company’s equity investment in MOS was $223 million, which exceeded its share of MOS’ net assets by approximately $185 million. As of August 2, 2025, the carrying value of the Company’s equity investment in MOS was $186 million, which exceeded its share of MOS’ net assets by approximately $148 million. The difference primarily consists of goodwill and tradenames. Tradenames are definite-lived intangible assets and are amortized straight-line over their useful lives of 10 years. The carrying value of this equity investment is adjusted for the Company’s share of MOS’s results, tradename amortization, cumulative translation adjustments and additional capital contributions. The cumulative translation adjustment is recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive (loss) income.
Brands for Less
The Company has a 35% ownership stake in privately held BFL, representing a non-controlling, minority position. BFL currently operates over 100 stores, primarily in the UAE and Saudi Arabia, as well as an e-commerce business, and is the region’s only major off-price branded apparel, toys and home fashions retailer.
As of August 1, 2026, the carrying value of the Company’s equity investment in BFL was $334 million, which exceeded its share of BFL net assets by approximately $298 million. As of August 2, 2025, the carrying value of the Company’s equity investment in BFL was $336 million, which exceeded its share of BFL net assets by approximately $292 million. The difference primarily consists of goodwill and a tradename. The tradename is a definite-lived intangible asset and will be amortized straight-line over the useful life of 15 years. The carrying value of this equity investment is adjusted for the Company’s share of BFL’s results and tradename amortization.
Litigation Settlement Related to Credit Card Interchange Fees
During the fourth quarter of fiscal 2026, the Company entered into a settlement agreement to resolve litigation related to credit card interchange fees in which the Company was a plaintiff. The settlement resulted in a non-recurring gain of $419 million, net of legal expenses, which was recorded during the fourth quarter of fiscal 2026. Amounts related to the settlement were received during the quarter ended May 2, 2026 and are reflected in operating activities of the Consolidated Statements of Cash Flows for the six months ended August 1, 2026.

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
Note B. Property at Cost
The following table presents the components of property at cost:

In millions	August 1, 2026	January 31, 2026	August 2, 2025
Land and buildings	$2,987	$2,822	$2,640
Leasehold costs and improvements	5,755	5,466	5,149
Furniture, fixtures and equipment	9,844	9,519	9,171
Total property at cost	$18,586	$17,807	$16,960
Less: accumulated depreciation and amortization	10,019	9,587	9,185
Net property at cost	$8,567	$8,220	$7,775
Depreciation expense was $339 million and $307 million for the three months ended August 1, 2026 and August 2, 2025, respectively. Depreciation expense was $674 million and $602 million for the six months ended August 1, 2026 and August 2, 2025, respectively.
Non-cash investing activities consist of accrued capital additions of $212 million and $221 million as of the periods ended August 1, 2026 and August 2, 2025, respectively.

Note C. Accumulated Other Comprehensive (Loss) Income
Amounts included in Accumulated other comprehensive (loss) income are recorded net of taxes. The following table details the changes in Accumulated other comprehensive (loss) income for the twelve months ended January 31, 2026 and the six months ended August 1, 2026:

In millions and net of immaterial taxes	Foreign Currency Translation	Deferred Benefit Costs	Accumulated Other Comprehensive (Loss) Income
Balance, February 1, 2025	$(619)	$10	$(609)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	245	—	245
Recognition of net gains on benefit obligations, net of taxes	—	14	14
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred (losses), net of taxes	—	(1)	(1)
Balance, January 31, 2026	$(374)	$23	$(351)
Additions to other comprehensive (loss):
Foreign currency translation adjustments, net of taxes	(65)	—	(65)
Reclassifications from other comprehensive (loss) to net income:
Amortization of prior service cost and deferred gains, net of taxes	—	0	0
Balance, August 1, 2026	$(439)	$23	$(416)
Note D. Capital Stock and Earnings Per Share
Capital Stock
During the second quarter of fiscal 2027, the Company completed the stock repurchase program that was previously announced in February 2025.
In February 2026, the Company announced that its Board of Directors had approved a new stock repurchase program that authorizes the repurchase of up to an additional $3.0 billion of TJX common stock from time to time. Under this program, TJX had approximately $2.7 billion available for repurchase as of August 1, 2026.
The following table provides share repurchases, excluding applicable excise tax:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Total number of shares repurchased and retired	5.1	4.1	8.9	9.2
Total cost	$798	$515	$1,402	$1,128
All shares repurchased under the stock repurchase programs have been retired. These expenditures were funded by cash on hand and cash generated from operations.

Earnings Per Share
The following table presents the calculation of basic and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
Amounts in millions, except per share amounts	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Basic earnings per share:
Net income	$1,520	$1,243	$2,852	$2,279
Weighted average common shares outstanding for basic earnings per share calculation	1,104	1,115	1,105	1,116
Basic earnings per share	$1.38	$1.11	$2.58	$2.04
Diluted earnings per share:
Net income	$1,520	$1,243	$2,852	$2,279
Weighted average common shares outstanding for basic earnings per share calculation	1,104	1,115	1,105	1,116
Assumed exercise/vesting of stock options and awards	13	13	13	14
Weighted average common shares outstanding for diluted earnings per share calculation	1,117	1,128	1,118	1,130
Diluted earnings per share	$1.36	$1.10	$2.55	$2.02
Cash dividends declared per share	$0.480	$0.425	$0.960	$0.850
The weighted average common shares for the diluted earnings per share calculation excludes the impact of outstanding stock options if the assumed proceeds per share of the option is in excess of the average price of TJX’s common stock for the related fiscal periods. Such options are excluded because they would have an antidilutive effect. There were 3 million antidilutive options excluded for the thirteen weeks and twenty-six weeks ended August 1, 2026 and 4 million antidilutive options excluded for the thirteen weeks and twenty-six weeks ended August 2, 2025.
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

Diesel Fuel Contracts
TJX hedges portions of its estimated notional diesel fuel requirements in the U.S. based on the diesel fuel expected to be consumed by independent freight carriers transporting TJX’s inventory. Independent freight carriers transporting TJX’s inventory charge TJX a mileage surcharge based on the price of diesel fuel. The hedge agreements are economic hedges designed to mitigate the volatility of diesel fuel pricing, and the resulting per mile surcharges payable by TJX, by setting a fixed price per gallon for the period being hedged. Generally, the Company’s intention is to hedge approximately 50% of its estimated notional domestic diesel fuel requirements for the succeeding twelve months. The hedge agreements outstanding at August 1, 2026 relate to approximately 50% of TJX’s estimated notional diesel fuel requirements for the remainder of fiscal 2027 and the first six months of fiscal 2028. These diesel fuel hedge agreements will settle throughout fiscal 2027 and throughout the first seven months of fiscal 2028. The realized and unrealized gains and losses on these contracts are recorded in Cost of sales, including buying and occupancy costs. TJX elected not to apply hedge accounting to these contracts.
Foreign Currency Contracts
TJX enters into forward foreign currency exchange contracts to obtain economic hedges on portions of merchandise purchases made and anticipated to be made by the Company’s operations in currencies other than their respective functional currencies. The contracts outstanding at August 1, 2026 cover merchandise purchases the Company is committed to over the next several months in fiscal 2027. Additionally, TJX’s operations in Europe are subject to foreign currency exposure as a result of their U.K. centralized buying function. Merchandise is purchased centrally in the U.K. and then shipped and billed to the retail entities in other countries. This intercompany billing to TJX’s European businesses’ Euro denominated operations creates exposure to the central buying entity for changes in the exchange rate between the Euro and British Pound. A portion of the inflows of Euros to the central buying entity provides a natural hedge for Euro denominated merchandise purchases from third-party vendors. TJX calculates any excess Euro exposure each month and enters into forward contracts of approximately 30 days' duration to mitigate this excess exposure. The realized and unrealized gains and losses on these contracts are recorded in Cost of sales, including buying and occupancy costs. TJX elected not to apply hedge accounting to these contracts.
TJX also enters into derivative contracts, generally designated as fair value hedges, to hedge intercompany debt. The changes in fair value of these contracts are recorded in Selling, general and administrative expenses and are offset by marking the underlying item to fair value in the same period. The realized and unrealized gains and losses on these contracts are offset by the realized and unrealized gains and losses of the underlying item in Selling, general and administrative expenses.

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 1, 2026:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 1, 2026
Fair value hedges:
Intercompany balances, primarily debt:
	€88		£76	0.8552	Prepaid Exp / (Accrued Exp)	$0.0	$(0.6)	$(0.6)
A$	45	U.S.$	31	0.6930	(Accrued Exp)	—	(0.3)	(0.3)
	€200	U.S.$	233	1.1674	Prepaid Exp / (Accrued Exp)	2.8	(1.2)	1.6
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.3M – 3.9M gal per month	Float on 3.3M – 3.9M gal per month		N/A	Prepaid Exp	47.8	—	47.8
Intercompany billings in TJX International, primarily merchandise:
	€164		£140	0.8552	Prepaid Exp / (Accrued Exp)	0.0	(0.0)	(0.0)
Merchandise purchase commitments:
C$	1,084	U.S.$	785	0.7242	Prepaid Exp / (Accrued Exp)	12.2	(2.5)	9.7
C$	47		€29	0.6204	Prepaid Exp / (Accrued Exp)	0.1	(0.0)	0.1
	£601	U.S.$	807	1.3420	Prepaid Exp / (Accrued Exp)	1.5	(5.3)	(3.8)
zł	477		£96	0.2021	Prepaid Exp / (Accrued Exp)	2.6	(0.2)	2.4
A$	124	U.S.$	87	0.7019	Prepaid Exp / (Accrued Exp)	0.5	(0.4)	0.1
U.S.$	145		€125	0.8590	Prepaid Exp / (Accrued Exp)	0.5	(1.5)	(1.0)
Total fair value of derivative financial instruments						$68.0	$(12.0)	$56.0

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at January 31, 2026:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at January 31, 2026
Fair value hedges:
Intercompany balances, primarily debt:
	€83		£73	0.8759	Prepaid Exp	$0.9	$—	0.9
A$	240	U.S.$	160	0.6648	(Accrued Exp)	—	(6.9)	(6.9)
	€200	U.S.$	234	1.1718	(Accrued Exp)	—	(3.2)	(3.2)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.2M – 3.9M gal per month	Float on 3.2M– 3.9M gal per month		N/A	Prepaid Exp	6.2	—	6.2
Intercompany billings in TJX International, primarily merchandise:
	€111		£96	0.8680	Prepaid Exp	0.2	—	0.2
Intercompany balances in TJX International:
	£168	U.S.$	226	1.3472	(Accrued Exp)	—	(3.6)	(3.6)
Merchandise purchase commitments:
C$	856	U.S.$	620	0.7241	Prepaid Exp / (Accrued Exp)	0.1	(10.8)	(10.7)
C$	37		€23	0.6176	Prepaid Exp / (Accrued Exp)	0.0	(0.1)	(0.1)
	£572	U.S.$	766	1.3386	(Accrued Exp)	—	(17.0)	(17.0)
zł	402		£83	0.2062	Prepaid Exp / (Accrued Exp)	0.7	(0.3)	0.4
A$	122	U.S.$	81	0.6621	(Accrued Exp)	—	(4.1)	(4.1)
U.S.$	87		€74	0.8495	Prepaid Exp / (Accrued Exp)	0.9	(0.1)	0.8
Total fair value of derivative financial instruments						$9.0	$(46.1)	$(37.1)

The following is a summary of TJX’s derivative financial instruments, related fair value and balance sheet classification at August 2, 2025:

In millions	Pay	Receive		Blended Contract Rate	Balance Sheet Location	Current Asset U.S.$	Current (Liability) U.S.$	Net Fair Value in U.S.$ at August 2, 2025
Fair value hedges:
Intercompany balances, primarily debt:
	€83		£72	0.8684	(Accrued Exp)	$—	$(1.4)	$(1.4)
A$	210	U.S.$	134	0.6393	Prepaid Exp / (Accrued Exp)	0.4	(2.6)	(2.2)
U.S.$	74		£55	0.7409	(Accrued Exp)	—	(1.1)	(1.1)
	£50	U.S.$	67	1.3490	Prepaid Exp	1.0	—	1.0
	€200	U.S.$	224	1.1221	Prepaid Exp / (Accrued Exp)	0.5	(10.3)	(9.8)
Economic hedges for which hedge accounting was not elected:
Diesel fuel contracts	Fixed on 3.2M – 4.1M gal per month	Float on 3.2M – 4.1M gal per month		N/A	(Accrued Exp)	—	(0.4)	(0.4)
Intercompany billings in TJX International, primarily merchandise:
	€159		£138	0.8680	(Accrued Exp)	—	(1.1)	(1.1)
Merchandise purchase commitments:
C$	987	U.S.$	715	0.7244	Prepaid Exp / (Accrued Exp)	3.3	(6.5)	(3.2)
C$	43		€27	0.6330	Prepaid Exp	0.4	—	0.4
	£557	U.S.$	733	1.3165	Prepaid Exp / (Accrued Exp)	5.2	(12.1)	(6.9)
zł	503		£100	0.1994	(Accrued Exp)	—	(3.0)	(3.0)
A$	123	U.S.$	80	0.6472	Prepaid Exp / (Accrued Exp)	0.3	(0.4)	(0.1)
U.S.$	102		€90	0.8841	Prepaid Exp / (Accrued Exp)	3.1	(0.2)	2.9
Total fair value of derivative financial instruments						$14.2	$(39.1)	$(24.9)

The impact of derivative financial instruments on the Consolidated Statements of Income is presented below:

		Amount of Gain (Loss) Recognized in Income by Derivative
	Location of Gain (Loss) Recognized in Income by Derivative	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions		August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Fair value hedges:
Intercompany balances, primarily debt	Selling, general and administrative expenses	$9	$(7)	$8	$(30)
Economic hedges for which hedge accounting was not elected:
Intercompany balances in TJX International	Selling, general and administrative expenses	—	—	4	—
Diesel fuel contracts	Cost of sales, including buying and occupancy costs	16	11	63	(1)
Intercompany billings in TJX International, primarily merchandise	Cost of sales, including buying and occupancy costs	2	(5)	4	(8)
Merchandise purchase commitments	Cost of sales, including buying and occupancy costs	28	3	30	(56)
Gain (loss) recognized in income		$55	$2	$109	$(95)
Note F. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (also referred to as exit price). The inputs used to measure fair value are generally classified into the following hierarchy:

Level 1:	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2:	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

Level 3:	Unobservable inputs for the asset or liability
The following table sets forth TJX’s financial assets and liabilities that are accounted for at fair value on a recurring basis:

In millions	August 1, 2026	January 31, 2026	August 2, 2025
Level 1
Assets:
Executive Savings Plan investments	$595.3	$561.6	$511.7
Level 2
Assets:
Foreign currency exchange contracts	$20.2	$2.8	$14.2
Diesel fuel contracts	47.8	6.2	—
Liabilities:
Foreign currency exchange contracts	$12.0	$46.1	$38.7
Diesel fuel contracts	—	—	0.4
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
The following table summarizes the carrying value and fair value estimates of the Company’s components of long-term debt:

	August 1, 2026		January 31, 2026		August 2, 2025
In millions	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Level 2
Current portion of long-term debt	$1,000	$998	$999	$991	$—	$—
Long-term debt	$1,871	$1,701	$1,870	$1,738	$2,867	$2,702
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
The majority of the Company’s assets and liabilities are not measured at fair value on an ongoing basis. Certain assets and liabilities are measured at fair value on a nonrecurring basis and are subject to fair value adjustments in certain circumstances, such as when there is evidence of an impairment. For the periods ended August 1, 2026, January 31, 2026 and August 2, 2025, the Company did not record any material impairments to long-lived assets.
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

Presented below is financial information with respect to TJX’s segments:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
United States:
Marmaxx
Net sales	$9,109	$8,841	$17,759	$16,893
Segment expenses(a)	7,685	7,587	15,066	14,532
Segment profit	$1,424	$1,254	$2,693	$2,361
HomeGoods
Net sales	$2,507	$2,286	$5,013	$4,540
Segment expenses(a)	2,066	2,058	4,249	4,082
Segment profit	$441	$228	$764	$458
TJX Canada
Net sales	$1,470	$1,381	$2,755	$2,525
Segment expenses(a)	1,241	1,160	2,376	2,182
Segment profit	$229	$221	$379	$343
TJX International
Net sales	$2,094	$1,893	$3,976	$3,554
Segment expenses(a)	1,959	1,794	3,754	3,383
Segment profit	$135	$99	$222	$171
Total TJX
Net sales	$15,180	$14,401	$29,503	$27,512
Segment expenses(a)	12,951	12,599	25,445	24,179
Segment profit	$2,229	$1,802	$4,058	$3,333
General corporate expense	242	182	385	397
Interest (income) expense, net	(31)	(27)	(66)	(57)
Income before income taxes	$2,018	$1,647	$3,739	$2,993
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
The following table presents identifiable assets by segment:

In millions	August 1, 2026	January 31, 2026	August 2, 2025
Identifiable assets:
United States:
Marmaxx	$16,737	$15,789	$14,943
HomeGoods	4,413	4,307	4,201
TJX Canada	2,746	2,485	2,520
TJX International	5,004	4,916	4,647
Segment identifiable assets	$28,900	$27,497	$26,311
Corporate(a)	8,215	8,270	6,574
Total identifiable assets	$37,115	$35,767	$32,885
(a)Corporate identifiable assets primarily include cash, trust assets from the Executive Savings Plan and the equity method investments. Consolidated cash, including that held by foreign entities, is reported with Corporate assets for consistency with segment reporting in the U.S.

The following table presents capital expenditures and depreciation and amortization by segment:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Capital expenditures:
United States:
Marmaxx	$316	$311	$690	$650
HomeGoods	77	57	146	118
TJX Canada	40	39	190	73
TJX International	64	54	133	117
Total capital expenditures	$497	$461	$1,159	$958
Depreciation and amortization:
United States:
Marmaxx	$191	$169	$381	$334
HomeGoods	61	57	121	113
TJX Canada	29	26	57	50
TJX International	58	55	115	105
Segment depreciation and amortization	$339	$307	$674	$602
Corporate(a)	1	1	2	2
Total depreciation and amortization	$340	$308	$676	$604
(a)Includes debt discount accretion and debt expense amortization.
Note H. Pension Plans and Other Retirement Benefits
Presented below is financial information relating to TJX’s funded defined benefit pension plan (“qualified pension plan” or “funded plan”) and its unfunded supplemental pension plan (“unfunded plan”) for the periods shown:

	Funded Plan		Unfunded Plan
	Thirteen Weeks Ended		Thirteen Weeks Ended
In millions	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Service cost	$8	$8	$—	$1
Interest cost	19	19	1	1
Expected return on plan assets	(22)	(22)	—	—
Amortization of prior service (credit) and net actuarial loss	(1)	(1)	1	0
Total expense	$4	$4	$2	$2

	Funded Plan		Unfunded Plan
	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
In millions	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Service cost	$15	$15	$1	$1
Interest cost	38	38	3	3
Expected return on plan assets	(44)	(44)	—	—
Amortization of prior service (credit) and net actuarial loss	(1)	(1)	1	0
Total expense	$8	$8	$5	$4

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
Note I. Long-Term Debt and Credit Lines
The table below presents long-term debt as of August 1, 2026, January 31, 2026 and August 2, 2025. All amounts are net of unamortized debt discounts.

In millions and net of immaterial unamortized debt discounts	August 1, 2026	January 31, 2026	August 2, 2025
General corporate debt:
2.250% senior unsecured notes, maturing September 15, 2026 (effective interest rate of 2.32% after reduction of unamortized debt discount)	$1,000	$999	$999
1.150% senior unsecured notes, maturing May 15, 2028 (effective interest rate of 1.18% after reduction of unamortized debt discount)	500	500	500
3.875% senior unsecured notes, maturing April 15, 2030 (effective interest rate of 3.89% after reduction of unamortized debt discount)	496	496	496
1.600% senior unsecured notes, maturing May 15, 2031 (effective interest rate of 1.61% after reduction of unamortized debt discount)	500	500	500
4.500% senior unsecured notes, maturing April 15, 2050 (effective interest rate of 4.52% after reduction of unamortized debt discount)	383	383	383
Total debt	2,879	2,878	2,878
Current maturities of long-term debt, net of debt issuance costs	(1,000)	(999)	—
Debt issuance costs	(8)	(9)	(11)
Long-term debt	$1,871	$1,870	$2,867
Credit Facilities
As of August 1, 2026, the Company has two revolving credit facilities, a $750 million senior unsecured revolving credit facility maturing in May 2029 and a $750 million senior unsecured revolving credit facility maturing in May 2030. Borrowings under the revolving credit facilities bear interest at a rate per annum equal to the term secured overnight financing rate plus a margin of 45.0 - 87.5 basis points, depending on the Company’s public debt rating.
As of August 1, 2026, January 31, 2026 and August 2, 2025, and during the quarters and year then ended, there were no amounts outstanding under these facilities. TJX was in compliance with all covenants related to its credit facilities at the end of all periods presented.

Note J. Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, making permanent certain expiring provisions of the Tax Cuts and Jobs Act, including 100% accelerated depreciation deductions on qualified property and immediate expensing of domestic research and development costs, as well as modifying some of the international tax rules. These changes have not had a material impact on the Company’s income tax provision for either the second quarter or the first six months of fiscal 2027 and is not expected to have a material impact to fiscal 2027.
A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime (Pillar Two) with effect from January 1, 2024. A comprehensive Side-by-Side Package was released in January 2026, introducing additional safe harbors and options for companies headquartered in jurisdictions with a qualified Side-by-Side regime. Member countries must enact local legislation or update existing regulations to adopt and incorporate the Pillar Two Side-by-Side Package. We continue to evaluate the impacts of proposed and enacted legislation and regulations for the jurisdictions in which TJX operates.
The effective income tax rate was 24.7% for the second quarter of fiscal 2027 and 24.5% for the second quarter of fiscal 2026. The increase in the effective income tax rate for the second quarter of fiscal 2027 was primarily due to an increase in nondeductible items and foreign withholding taxes, partially offset by an increase in the excess tax benefit from share-based compensation. The effective income tax rate was 23.7% for the first six months of fiscal 2027 and 23.9% for the first six months of fiscal 2026. The decrease in the effective income tax rate for the first six months of fiscal 2027 was primarily due to an increase in benefits from the acquisition of federal tax credits and an increase in the excess tax benefit from share-based compensation, partially offset by a reduction in benefits from audit settlements.
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
Other Matters
In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). The Company estimates it has paid an aggregate of approximately $490 million in IEEPA related tariffs. U.S. Customs and Border Patrol (“CBP”) has established a phased administrative process for submitting refund claims for certain IEEPA tariffs.
During the second quarter of fiscal 2027, the Company received $331 million of IEEPA related tariff refunds eligible under phases 1 and 2 of the CBP process, which includes an immaterial amount of interest, and recognized the benefit within Cost of sales, including buying and occupancy costs. As of August 1, 2026 the Company has not recorded a receivable for any additional potential refunds. The Company will recognize a receivable and associated income if the right to receive such amounts becomes realized or realizable in accordance with ASC 450, Contingencies.
The amount of refunds may not equal the full amount of IEEPA related tariffs paid, and any refunds remain subject to further legal, regulatory or administrative developments. TJX continues to monitor ongoing legal, administrative and regulatory processes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Thirteen Weeks (second quarter) and Twenty-Six Weeks (six months) Ended August 1, 2026
Compared to
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
RESULTS OF OPERATIONS
As an overview of our financial performance, results for the quarter ended August 1, 2026 include the following:
–Net sales increased 5% to $15.2 billion for the second quarter of fiscal 2027 versus last year’s second quarter sales of $14.4 billion.
–Consolidated comp sales increased 4% for the second quarter of fiscal 2027. See Net Sales below for our definition of comp sales.
–Diluted earnings per share for the second quarter of fiscal 2027 were $1.36 versus $1.10 in the second quarter of fiscal 2026.
–Pre-tax profit margin (the ratio of pre-tax income to net sales) for the second quarter of fiscal 2027 was 13.3%, a 1.9 percentage point increase compared with 11.4% in the second quarter of fiscal 2026.
–Our cost of sales, including buying and occupancy costs, ratio for the second quarter of fiscal 2027 was 66.6%, a 2.7 percentage point decrease compared with 69.3% in the second quarter of fiscal 2026.
–Our selling, general and administrative (“SG&A”) expense ratio for the second quarter of fiscal 2027 was 20.3%, a 0.8 percentage point increase compared with 19.5% in the second quarter of fiscal 2026.
–As of August 1, 2026, both the number of stores in operation and the selling square footage increased approximately 3% compared to the end of the second quarter of fiscal 2026. We have increased our long-term global store target to 7,500 stores.
–Our consolidated average per store inventories, including inventory on hand at our distribution centers (which excludes inventory in transit) and excluding our e-commerce sites, were up 2% at the end of the second quarter of fiscal 2027 compared to the second quarter of fiscal 2026.
–During the second quarter of fiscal 2027, we returned $1.3 billion to our shareholders through share repurchases and dividends.
Operating Results as a Percentage of Net Sales
The following table sets forth our consolidated operating results as a percentage of net sales:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales, including buying and occupancy costs	66.6	69.3	67.6	69.9
Selling, general and administrative expenses	20.3	19.5	19.9	19.5
Interest (income) expense, net	(0.2)	(0.2)	(0.2)	(0.2)
Income before income taxes*	13.3%	11.4%	12.7%	10.9%
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
The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business, including potential additional International Emergency Economic Powers Act (“IEEPA”) tariff refunds, continues to be uncertain. Our buying organization’s ability to execute our merchandise sourcing model to offset the effects of the tariffs is a key factor. However, the overall impact depends on a range of factors, including trade negotiations between the U.S. and other countries, responses of other countries, judicial review, exceptions that could be granted and cost of alternative sources of merchandise.
Uncertainty remains regarding the continued impact on our direct imports, indirect imports, vendor and competitor pricing, consumer demand, tariff pass-throughs and retaliatory tariffs. We will continue to closely monitor developments related to tariffs and evaluate their potential impact on our business and financial condition.
IEEPA Tariffs
In February 2026, the U.S. Supreme Court issued a decision invalidating tariffs imposed under IEEPA. We estimate we have paid an aggregate of approximately $490 million in IEEPA related tariffs. U.S. Customs and Border Patrol (“CBP”) has established a phased administrative process for submitting refund claims for certain IEEPA tariffs.
During the second quarter of fiscal 2027, we have received $331 million of IEEPA related tariff refunds eligible under phases 1 and 2 of the CBP process, which includes an immaterial amount of interest, and recognized the benefit within Cost of sales, including buying and occupancy costs. As a result of these tariff refunds, we have accrued incremental expenses of $112 million for year-end incentive compensation and discretionary bonuses for eligible Associates globally which impact both Cost of sales, including buying and occupancy costs and SG&A costs. The net benefit of tariff refunds was $219 million for the second quarter of fiscal 2027.
As of August 1, 2026, we have not recorded a receivable for any additional potential refunds. We will recognize a receivable and associated income if the right to receive such amounts becomes realized or realizable in accordance with ASC 450, Contingencies. The amount of any additional refunds, if received, may not equal the full amount of IEEPA related tariffs paid, and any refunds remain subject to further legal, regulatory or administrative developments. TJX continues to monitor ongoing legal, administrative and regulatory processes.
Net Sales
Net sales for the quarter ended August 1, 2026 totaled $15.2 billion, a 5% increase versus second quarter fiscal 2026 net sales of $14.4 billion. This increase reflects a 4% increase in comp sales and a 2% increase from non-comp sales, partially offset by a 1% negative impact from foreign currency. Net sales from our e-commerce sites combined amounted to approximately 2% of total sales for each of the second quarters of fiscal 2027 and fiscal 2026.
Net sales for the six months ended August 1, 2026 totaled $29.5 billion, a 7% increase versus the first six months of fiscal 2026 net sales of $27.5 billion. This increase reflects a 5% increase in comp sales, a 2% increase from non-comp sales and a neutral impact from foreign currency. Net sales from our e-commerce sites combined amounted to approximately 2% of total sales for each of the first six months of fiscal 2027 and fiscal 2026.
Comp sales increased 4% for both the second quarter of fiscal 2027 and fiscal 2026. Comp sales increased 5% and 4% for the first six months of fiscal 2027 and fiscal 2026, respectively. Home comp sales growth (as defined below) outperformed apparel comp sales growth (as defined below) for both the second quarter and first six months of fiscal 2027. Comp sales for both periods were driven by a higher average basket and an increase in customer transactions.
As of August 1, 2026, our store count increased approximately 3% and selling square footage increased approximately 3% compared to the end of the second quarter last year. We have increased our long-term global store target to 7,500 total stores, reflecting an increase to Marmaxx and HomeGoods store targets by 300 and 200 stores, respectively.

Definition of Comparable Sales
We define comparable sales (“comp sales”) to be sales of stores and e-commerce sites that have been in operation for all or a portion of two consecutive fiscal years, or, in other words, stores or e-commerce sites that are starting their third fiscal year of operation. In any given fiscal year, we calculate comp sales on a 52-week basis by comparing the current and prior year weekly periods that are most closely aligned. Relocated stores and stores that have changed in size are generally classified in the same way as the original store, and we believe that the impact of these stores on the consolidated comp sales percentage is immaterial.
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
Cost of Sales, Including Buying and Occupancy Costs
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 66.6% for the second quarter of fiscal 2027, a decrease of 2.7 percentage points compared to 69.3% for the second quarter of fiscal 2026. The decrease in the cost of sales ratio, including buying and occupancy costs, for the second quarter of fiscal 2027 was driven by a net benefit from tariff refunds, and favorable merchandise margin due to higher markon.
Cost of sales, including buying and occupancy costs, as a percentage of net sales was 67.6% for the first six months of fiscal 2027, a decrease of 2.3 percentage points compared to 69.9% for the first six months of fiscal 2026. The decrease in the cost of sales ratio, including buying and occupancy costs, for the first six months of fiscal 2027 was driven by a net benefit from tariff refunds, favorable merchandise margin due to higher markon, the favorable year-over-year impact related to the mark-to-market adjustments on inventory and fuel hedges and expense leverage on higher comp sales.
Selling, General and Administrative Expenses
SG&A expenses, as a percentage of net sales, was 20.3% for the second quarter of fiscal 2027, an increase of 0.8 percentage points compared to 19.5% for the second quarter of fiscal 2026.
SG&A expenses, as a percentage of net sales, was 19.9% for the first six months of fiscal 2027, an increase of 0.4 percentage points compared to 19.5% for the first six months of fiscal 2026.
The increase in the SG&A ratio for both the second quarter and first six months of fiscal 2027 was driven by incremental compensation expense accruals related to tariff refunds received in the second quarter and incremental store wage and payroll costs.
Interest (Income) Expense, net
The components of interest (income) expense, net are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Interest expense	$20	$19	$40	$39
Capitalized interest	(1)	(1)	(3)	(3)
Interest (income)	(50)	(45)	(103)	(93)
Interest (income) expense, net	$(31)	$(27)	$(66)	$(57)
Interest (income) expense, net increased for both the second quarter and first six months of fiscal 2027 compared to the same periods in fiscal 2026, primarily due to an increase in interest income driven by a higher average cash balance, partially offset by a decrease in prevailing rates.

Provision for Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, making permanent certain expiring provisions of the Tax Cuts and Jobs Act, including 100% accelerated depreciation deductions on qualified property and immediate expensing of domestic research and development costs, as well as modifying some of the international tax rules. These changes have not had a material impact on our income tax provision for either the second quarter or the first six months of fiscal 2027, and we do not expect them to have a material impact on our income tax provision for the fiscal year.
A number of countries have enacted legislation to implement the Organization for Economic Cooperation and Development’s 15% global minimum tax regime (Pillar Two) with effect from January 1, 2024. A comprehensive Side-by-Side Package was released in January 2026, introducing additional safe harbors and options for companies headquartered in jurisdictions with a qualified Side-by-Side regime. Member countries must enact local legislation or update existing regulations to adopt and incorporate the Pillar Two Side-by-Side Package. We continue to evaluate the impacts of proposed and enacted legislation and regulations for the jurisdictions in which we operate.
The effective income tax rate was 24.7% for the second quarter of fiscal 2027 and 24.5% for the second quarter of fiscal 2026. The increase in the effective tax rate for the second quarter of fiscal 2027 was primarily due to an increase in nondeductible items and foreign withholding taxes, partially offset by an increase in the excess tax benefit from share-based compensation. The effective income tax rate was 23.7% for the first six months of fiscal 2027 and 23.9% for the first six months of fiscal 2026. The decrease in the effective income tax rate for the first six months of fiscal 2027 was primarily due to an increase in benefits from the acquisition of federal tax credits and an increase in the excess tax benefit from share-based compensation, partially offset by a reduction in benefits from audit settlements.
Net Income and Diluted Earnings Per Share
Net income was $1.5 billion, or $1.36 per diluted share, and $1.2 billion, or $1.10 per diluted share, for the second quarter of fiscal 2027 and fiscal 2026, respectively. The net benefit from tariff refunds resulted in a benefit of $0.14 on diluted earnings per share for the second quarter of fiscal 2027. Foreign currency had a $0.01 positive impact on diluted earnings per share for the second quarter of fiscal 2027 and a $0.02 positive impact on diluted earnings per share for the second quarter of fiscal 2026.
Net income was $2.9 billion, or $2.55 per diluted share, and $2.3 billion, or $2.02 per diluted share, for the first six months of fiscal 2027 and fiscal 2026, respectively. The net benefit from tariff refunds resulted in a benefit of $0.14 on diluted earnings per share for the first six months of fiscal 2027. Foreign currency had a $0.02 positive impact on diluted earnings per share for the first six months of fiscal 2027 and a neutral impact on diluted earnings per share for the first six months of fiscal 2026.
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
Presented below is selected financial information related to our segments.

U.S. SEGMENTS
Marmaxx

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$9,109	$8,841	$17,759	$16,893
Segment profit	$1,424	$1,254	$2,693	$2,361
Segment profit margin	15.6%	14.2%	15.2%	14.0%
Comp sales	1%	3%	3%	3%
Stores in operation at end of period:
TJ Maxx			1,359	1,340
Marshalls			1,267	1,234
Sierra			156	127
Total			2,782	2,701
Selling square footage at end of period (in millions):
TJ Maxx			30	30
Marshalls			28	27
Sierra			2	2
Total			60	59
Net Sales
Net sales for Marmaxx were $9.1 billion for the second quarter of fiscal 2027, an increase of 3% compared to $8.8 billion for the second quarter of fiscal 2026. This increase in the second quarter reflects a 2% increase from non-comp sales and a 1% increase in comp sales.
Net sales for Marmaxx were $17.8 billion for the first six months of fiscal 2027, an increase of 5% compared to $16.9 billion for the first six months of fiscal 2026. This increase in the first six months reflects a 3% increase in comp sales and a 2% increase from non-comp sales.
For the second quarter of fiscal 2027, the increase in comp sales was driven by a higher average basket, partially offset by a decrease in customer transactions. For the first six months of fiscal 2027, the increase in comp sales was driven by a higher average basket and an increase in customer transactions. Both apparel comp sales growth and home sales growth performed in line with the overall comp sales increase for the second quarter of fiscal 2027. Apparel sales growth outperformed home comp sales growth for the first six months of fiscal 2027. Geographically, each region generally performed in line with comp sales growth for both the second quarter and first six months of fiscal 2027.
Segment Profit Margin
Segment profit margin increased to 15.6% for the second quarter of fiscal 2027 compared to 14.2% for the same period last year. The increase in segment profit margin for the second quarter of fiscal 2027 was driven by a net benefit from tariff refunds and favorable merchandise margin due to higher markon, partially offset by expense deleverage on lower comp sales and incremental store wage and payroll costs.
Segment profit margin increased to 15.2% for the first six months of fiscal 2027 compared to 14.0% for the same period last year. The increase in segment profit margin for the first six months of fiscal 2027 was driven by a net benefit from tariff refunds and favorable merchandise margin due to higher markon, partially offset by investments in supply chain and incremental store wage and payroll costs.
Our Marmaxx e-commerce sites, tjmaxx.com and marshalls.com, together with sierra.com, represented approximately 2% of Marmaxx’s net sales for both the second quarter and first six months of fiscal 2027 and fiscal 2026, and did not have a significant impact on year-over-year segment margin comparisons.

HomeGoods

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$2,507	$2,286	$5,013	$4,540
Segment profit	$441	$228	$764	$458
Segment profit margin	17.6%	10.0%	15.2%	10.1%
Comp sales	7%	5%	8%	5%
Stores in operation at end of period:
HomeGoods			973	952
Homesense			86	76
Total			1,059	1,028
Selling square footage at end of period (in millions):
HomeGoods			18	17
Homesense			2	2
Total			20	19
Net Sales
Net sales for HomeGoods were $2.5 billion for the second quarter of fiscal 2027, an increase of 10%, compared to $2.3 billion for the second quarter of fiscal 2026. This increase in the second quarter reflects a 7% increase in comp sales and a 3% increase from non-comp sales.
Net sales for HomeGoods were $5.0 billion for the first six months of fiscal 2027, an increase of 10%, compared to $4.5 billion for the first six months of fiscal 2026. This increase in the first six months reflects an 8% increase in comp sales and a 2% increase from non-comp sales.
The increase in comp sales was primarily driven by a higher average basket for both the second quarter and first six months of fiscal 2027. Both periods also had growth in customer transactions. Geographically, all regions saw strong comp sales growth for the second quarter and first six months of fiscal 2027.
Segment Profit Margin
Segment profit margin increased to 17.6% for the second quarter of fiscal 2027 compared to 10.0% for the same period last year. This increase in segment profit margin for the second quarter of fiscal 2027 was primarily driven by a net benefit from tariff refunds, favorable merchandise margin, lower supply chain and store costs and expense leverage on higher comp sales, partially offset by incremental store wage and payroll costs. Merchandise margin reflects favorable markon and lower freight costs, partially offset by higher markdowns.
Segment profit margin increased to 15.2% for the first six months of fiscal 2027 compared to 10.1% for the same period last year. This increase in segment profit margin for the first six months of fiscal 2027 was driven by a net benefit from tariff refunds, favorable merchandise margin, expense leverage on higher comp sales and lower supply chain and store costs, partially offset by incremental store wage and payroll costs. Merchandise margin reflects favorable markon and lower freight costs, partially offset by higher markdowns.

FOREIGN SEGMENTS
TJX Canada

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$1,470	$1,381	$2,755	$2,525
Segment profit	$229	$221	$379	$343
Segment profit margin	15.6%	16.0%	13.8%	13.6%
Comp sales	6%	9%	7%	7%
Stores in operation at end of period:
Winners			320	311
HomeSense			162	161
Marshalls			112	110
Total			594	582
Selling square footage at end of period (in millions):
Winners			7	7
HomeSense			3	3
Marshalls			2	2
Total			12	12
Net Sales
Net sales for TJX Canada were $1.5 billion for the second quarter of fiscal 2027, an increase of 6%, compared to $1.4 billion for the second quarter of fiscal 2026. This increase in the second quarter reflects a 6% increase in comp sales, a 2% increase from non-comp sales, partially offset by a negative foreign currency impact of 2%.
Net sales for TJX Canada were $2.8 billion for the first six months of fiscal 2027, an increase of 9%, compared to $2.5 billion for the first six months of fiscal 2026. This increase in the first six months reflects a 7% increase in comp sales, a 1% increase from non-comp sales and a positive foreign currency impact of 1%.
The increase in comp sales for both the second quarter and first six months of fiscal 2027 was driven by an increase in customer transactions and a higher average basket.
Segment Profit Margin
Segment profit margin decreased to 15.6% for the second quarter of fiscal 2027 compared to 16.0% for the same period last year. This decrease for the second quarter of fiscal 2027 was primarily driven by incremental compensation expense accruals related to tariff refunds and additional payroll costs, partially offset by expense leverage on higher comp sales and favorable merchandise margin. Within merchandise margin, higher markon was driven by the positive impact of transactional foreign exchange on the cost of merchandise, partially offset by higher freight costs.
Segment profit margin increased to 13.8% for the first six months of fiscal 2027 compared to 13.6% for the same period last year. This increase for the first six months of fiscal 2027 was driven by expense leverage on higher comp sales, partially offset by incremental compensation expense accruals related to tariff refunds.

TJX International

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
U.S. dollars in millions	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Net sales	$2,094	$1,893	$3,976	$3,554
Segment profit	$135	$99	$222	$171
Segment profit margin	6.4%	5.2%	5.6%	4.8%
Comp sales	7%	5%	6%	5%
Stores in operation at end of period:
TK Maxx (Europe)			685	664
Homesense (Europe)			74	74
TK Maxx (Australia)			91	85
Total			850	823
Selling square footage at end of period (in millions):
TK Maxx (Europe)			13	13
Homesense (Europe)			1	1
TK Maxx (Australia)			2	1
Total			16	15
Net Sales
Net sales for TJX International were $2.1 billion for the second quarter of fiscal 2027, an increase of 11%, compared to $1.9 billion for the second quarter of fiscal 2026. This increase in the second quarter reflects a 7% increase in comp sales, a 3% increase from non-comp sales and a positive foreign currency impact of 1%.
Net sales for TJX International were $4.0 billion for the first six months of fiscal 2027, an increase of 12%, compared to $3.6 billion for the first six months of fiscal 2026. This increase in the first six months reflects a 6% increase in comp sales, positive foreign currency impact of 4% and a 2% increase from non-comp sales.
The increase in comp sales for both the second quarter and first six months of fiscal 2027 was driven by an increase in customer transactions and a higher average basket.
E-commerce sales represented approximately 3% of TJX International’s net sales for both the second quarter and first six months of fiscal 2027 and 2026.
Segment Profit Margin
Segment profit margin increased to 6.4% for the second quarter of fiscal 2027 compared to 5.2% for the same period last year. This increase for the second quarter of fiscal 2027 was primarily driven by favorable merchandise margin and expense leverage on higher comp sales, partially offset by incremental compensation expense accruals related to tariff refunds. Within merchandise margin, higher markon was driven by the positive impact of transactional foreign exchange on the cost of merchandise.
Segment profit margin increased to 5.6% for the first six months of fiscal 2027 compared to 4.8% for the same period last year. This increase for the first six months of fiscal 2027 was driven by favorable merchandise margin and expense leverage on higher comp sales, partially offset incremental compensation expense accruals related to tariff refunds and incremental store wage and payroll costs. Within merchandise margin, higher markon was driven by the positive impact of transactional foreign exchange on the cost of merchandise.

GENERAL CORPORATE EXPENSE

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
In millions	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
General corporate expense	$242	$182	$385	$397
General corporate expense for segment reporting purposes represents those costs not specifically related to the operations of our segments. General corporate expenses are primarily included in SG&A expenses. The mark-to-market adjustment of our fuel and inventory hedges is included in Cost of sales, including buying and occupancy costs.
The increase in general corporate expense for the second quarter of fiscal 2027 was primarily driven by the unfavorable year-over-year impact related to the mark-to-market adjustments on inventory and fuel hedge, incremental compensation expense accruals related to tariff refunds and higher other administrative costs.
The decrease in general corporate expense for the first six months of fiscal 2027 was primarily driven by the favorable year-over-year impact related to the mark-to-market adjustments on inventory and fuel hedge, partially offset by higher other administrative costs, incremental compensation expense accruals related to tariff refunds and higher incentive compensation costs.
ANALYSIS OF FINANCIAL CONDITION
Liquidity and Capital Resources
Our liquidity requirements have traditionally been funded through cash generated from operations, supplemented, as needed, by short-term bank borrowings and the issuance of commercial paper. As of August 1, 2026, there were no short-term bank borrowings or commercial paper outstanding. We believe our existing cash and cash equivalents, internally generated funds and our credit facilities, under which facilities we have $1.5 billion available as of the period ended August 1, 2026, are adequate to meet our operating needs for the foreseeable future. Our 2.250% ten-year Notes due September 2026 will mature during our third quarter of fiscal 2027 and are included within our current maturities of long-term debt. For more information, see Note I—Long-Term Debt and Credit Lines of Notes to Consolidated Financial Statements.
As of August 1, 2026, we held $6.0 billion in cash. Our foreign subsidiaries held $1.6 billion in cash, including approximately $730 million, which represents working capital and is considered indefinitely reinvested. Cash generated from earnings in certain foreign subsidiaries in fiscal 2027 is not considered indefinitely reinvested. We have provided for and recorded a deferred tax liability for all applicable taxes on undistributed earnings of our foreign subsidiaries that are not indefinitely reinvested through August 1, 2026. If we repatriate cash from such subsidiaries, we do not expect to incur additional tax expense and our cash would be reduced by the amount of any taxes paid.
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
Operating Activities
Operating activities resulted in net cash inflows of $3.3 billion for the six months ended August 1, 2026 and $2.2 billion for the six months ended August 2, 2025.
Operating cash flows increased $1.1 billion compared to fiscal 2026 primarily due to an increase in net income, which includes the receipt of tariff refunds, and a decrease of prepaid expenses and other current assets related to the receipt of the credit card interchange fees settlement.
Investing Activities
Investing activities resulted in net cash outflows of $1.2 billion for the six months ended August 1, 2026 and $969 million for the six months ended August 2, 2025. The cash outflows for both periods were driven by capital expenditures.
Capital expenditures in the first six months of fiscal 2027 primarily reflected store improvements and renovations, investments in our new stores, as well as investments in our distribution centers and offices, including information technology. We anticipate that capital spending for the full fiscal year 2027 will be approximately $2.2 billion to $2.3 billion. We plan to fund these expenditures with our existing cash balances and through internally generated funds.

Financing Activities
Financing activities resulted in net cash outflows of $2.4 billion for the first six months of fiscal 2027 and $2 billion for the first six months of fiscal 2026. The cash outflows for both periods were primarily driven by equity repurchases and dividend payments.
Debt
We intend to repay the $1 billion 2.250% ten-year Notes due September 2026 during the third quarter of fiscal 2027 upon maturity using operating cash flows. For more information, see Note I – Long-Term debt and Credit Lines of Notes to Consolidated Financial Statements.
Equity
Under our stock repurchase program, we paid $1.4 billion to repurchase and retire 8.9 million shares of our stock in the first six months of fiscal 2027. We paid $1.1 billion to repurchase and retire 9.2 million shares of our stock in the first six months of fiscal 2026.
We currently plan to repurchase approximately $2.75 billion to $3.0 billion of common stock under our stock repurchase program for fiscal 2027. As of August 1, 2026, approximately $2.7 billion remained available under our existing stock repurchase program. For further information regarding equity repurchases, see Note D – Capital Stock and Earnings Per Share of Notes to Consolidated Financial Statements.
Dividends
We declared quarterly dividends on our common stock of $0.48 per share for each of the quarters in the first six months of fiscal 2027 and $0.425 per share for each of the quarters in the first six months of fiscal 2026. Cash payments for dividends on our common stock totaled $1 billion for the first six months of fiscal 2027 and $898 million for the first six months of fiscal 2026.
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
Item 4. Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 1, 2026 pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of implementing controls and procedures.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Act) during the fiscal quarter ended August 1, 2026 identified in connection with the evaluation by our management, including our Chief Executive Officer and Chief Financial Officer, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See Legal Contingencies in Note K—Contingent Obligations, Contingencies, and Commitments of Notes to Consolidated Financial Statements for information on legal proceedings.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended January 31, 2026, as filed with the Securities and Exchange Commission on March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
INFORMATION ON SHARE REPURCHASES
The number of shares of common stock repurchased by TJX during the second quarter of fiscal 2027 and the average price paid per share are as follows:

	Total Number of Shares Repurchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(c)
May 3, 2026 through May 30, 2026	679,306	$153.84	679,306	$3,361,048,115
May 31, 2026 through July 4, 2026	2,632,354	$158.64	2,632,354	$2,943,450,643
July 5, 2026 through August 1, 2026	1,785,456	$154.22	1,785,456	$2,668,094,758
Total	5,097,116		5,097,116
(a)Consists of shares repurchased under publicly announced stock repurchase programs.
(b)Includes commissions for the shares repurchased under stock repurchase programs.
(c)In February 2026, we announced that our Board of Directors had approved a new stock repurchase program that authorized the repurchase of up to an additional $3.0 billion of our common stock from time to time. Under this program, we had approximately $2.7 billion available for repurchase as of August 1, 2026.
Item 5. Other Information
During the fiscal quarter ended August 1, 2026, none of our directors or officers adopted, materially modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408(a) of Regulation S-K.
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
101
The following materials from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2026, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from The TJX Companies, Inc.’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2026, formatted in Inline XBRL (included in Exhibit 101)
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

Date: August 28, 2026
/s/ John Klinger
John Klinger, Chief Financial Officer
(Principal Financial and Accounting Officer)